Form 10-K405
WESTMINSTER CAPITAL INC
filed 1995-03-31
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

          (Mark One)

          /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1994
                                       OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from            to            Commission
          file number 1-4923
             -------------------------------------------------------

                            WESTMINSTER CAPITAL, INC.
           (Exact name of the Registrant as Specified in its Charter)

               Delaware                           95-2157201
     (State or Other Jurisdiction of
      Incorporation or  Organization)   (I.R.S. Employer Identification No.)

     9665 Wilshire Boulevard, M-10
     Beverly Hills, California                      90212
(Address of Principal Executive Offices)          (Zip Code)

       Registrant's Telephone Number, Including Area Code: (310) 278-1930

          Title of Each Class
          Common Stock,            Name of Each Exchange on which Registered
          $1.00 Par Value Per Share          Pacific Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES /X/   NO  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non affiliates of the Registrant, based upon the closing sale price on the Pacific Stock Exchange of its common stock on March 15, 1995 was approximately $6,263,000. For purposes of the foregoing calculation, certain persons that have filed reports on
Schedule 13D with the Securities and Exchange Commission with respect to the beneficial ownership of more than 5% of the Registrant's outstanding voting stock and directors and executive officers of the Registrant have been excluded from the group of stockholders deemed to be nonaffifliates of the Registrant.

The number of shares of common stock, $1.00 par value per share, of the Registrant outstanding as of March 15, 1995, was 7,814,607.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Proxy Statement for 1995 Annual Meeting of Stockholders is incorporated in Part III of this Report

                            WESTMINSTER CAPITAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                    CONTENTS

PART I

     ITEM 1.   BUSINESS                                                    3

     ITEM 2.   PROPERTIES                                                  5

     ITEM 3.   LEGAL PROCEEDINGS                                           5

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                                     7

PART II

     ITEM 5.   MARKET FOR THE CORPORATION'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS                                 7

     ITEM 6.   SELECTED FINANCIAL DATA                                     7

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS               9

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 12

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE                      24

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
               CORPORATION                                                 26

     ITEM 11.  EXECUTIVE COMPENSATION                                      26

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                              26

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              26

PART IV.

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K                                         26

Index to Exhibits                                                          30

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Until 1991 the business of Westminster Capital, Inc. (the "Corporation") primarily consisted of the operations of a subsidiary, FarWest Savings and Loan Association (the "Association").

     In January 1991 the Resolution Trust Corporation (hereafter RTC) took possession of the Association as sole conservator pursuant to an order issued by the Office of Thrift Supervision (hereafter OTS). The conservatorship did not apply to the Corporation. Subsequently, the conservatorship was converted to a receivership under the control of the RTC. Pursuant to that receivership, the assets and liabilities of the Association have been liquidated, the Association's branches have been sold or closed and the Association has been effectively eliminated as a going concern. For this reason, operating results of the Association have not been included with those of the Corporation and will not be so included in the future.

     Since the RTC took possession of the Association, the Corporation has purchased and disposed of a controlling interest in a furniture rental company (see "Furniture Rental Business" below), increased its investment in, operated and sold an apartment house complex located in Las Vegas, Nevada (see "Apartment House Business" below), made several loans secured by real property mortgage loans (see "Mortgage Lending" below) and acquired an interest in a local telephone service company (see "Telephone Company Investment" below).

     The Corporation is a Delaware corporation formed in 1959. The executive office of the Corporation is located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212 and its telephone number is (310) 278-1930.

FURNITURE RENTAL BUSINESS

     In June 1992 the Corporation purchased all of the issued and outstanding shares of Class B Common Stock of Express Rental, Inc. ("Express"), a closely held corporation engaged in the business of renting furniture for residential and business purposes in Southern California. In connection with the stock purchase the Corporation also loaned Express $1,800,000. The shares of Class B Common Stock purchased by the Corporation constituted 50% of the equity of Express represented by all outstanding shares of common stock and gave the Corporation the right to elect a majority of the Express directors.

     In June 1993 the Corporation sold its equity investment in Express for an amount equal to its cost ($200,000), payable $125,000 in cash and the balance pursuant to a promissory note payable in two years and secured by a pledge of all of the outstanding shares of Common Stock of Express. In connection with the sale of the Express stock, Express also repaid the outstanding principal balance and accrued interest under the loan which had been made by the Corporation. The Consolidated Statements of Operations for 1993 and 1992 reflect the income or loss for those periods in loss from discontinued operations.

APARTMENT HOUSE BUSINESS

     In 1988 the Corporation invested in a real estate partnership which developed, owned and operated a 432 unit apartment project in a suburb of Las Vegas, Nevada. The investment was made through two wholly-owned subsidiaries. To stay foreclosure proceedings initiated by the construction lender, the partnership filed for protection under the Federal Bankruptcy Law in May

1991. A plan of reorganization was subsequently confirmed which required the Corporation to advance to the partnership approximately $1 million to enable the partnership to pay various fees and satisfy miscellaneous claims. As part of the plan, the construction lender extended the maturity of the existing financing to October 31, 1993. The additional $1 million investment brought the Corporation's total equity investment in the partnership to $3.25 million.

     As a result of the default by certain of the partners on obligations owed to a subsidiary of the Corporation, that subsidiary exercised its rights on default and acquired the interest of those partners. In October 1993 the apartment house project was sold for an aggregate purchase price of $18,050,000, which resulted in a pre-tax loss of $1,245,000 to the Corporation.

MORTGAGE LENDING

     On September 3, 1993 the Corporation purchased 70 mortgage loans for a purchase price of $375,000. The loans had an interest rate of 9% per annum and were secured by first mortgages on single family residences. The loans were sold to an unaffiliated party for $530,270, including accrued interest, on October 29, 1993.

     During the period from September 1993 through January 1994 the Corporation made four loans which aggregated approximately $6,560,000 and are secured by mortgages or deeds of trust on residential and commercial properties as well as notes secured by mortgages and deeds of trust on residential and commercial properties. As of December 31, 1994, the Corporation has received payments of $5,844,000 which reduced the outstanding balance to $716,000. These loans bear interest at rates ranging from 6.05% to 15.86% and are all payable within one year. The largest of these loans, involving approximately $5,200,000, was made in January 1994, bears interest at 10% and is secured by mortgages on a pool of motels and residential and commercial properties. In connection with the loans the Corporation will receive loan fees aggregating $1,150,000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Past Due Loans."

TELEPHONE COMPANY INVESTMENT

     The Company acquired a limited partnership interest in Global Telecommunications Systems, LTD. ("Global Telecommunications") in October 1993 and had invested $390,000 in that partnership at December 31, 1993 to fund a telephone accessing network on two military bases. During 1994, the Company invested an additional $875,000 in Global Telecommunications, including $185,000 in the two ongoing projects and $690,000 in a network for two additional military bases. Under the Global Telecommunications partnership agreement the Company is entitled to 75% of the partnership distributions (which is proportional to its investment) until it receives a return of its investment plus a 10% per annum return thereon. Thereafter the Company is entitled to 60% of all distributions with respect to the first two projects and 67.5% of all distributions with respect to the last two projects. All four of the projects have been completed and were profitable during 1994. The consolidated financial statements include this investment on a consolidated basis.



EMPLOYEES

     As of December 31, 1994, the Corporation had four salaried employees, two of whom are executive officers.

ITEM 2.   PROPERTIES

     The executive office of the Corporation is located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212, telephone (310) 278-1930. The Corporation's executive office is leased for a five year term ending in 1997.

ITEM 3.   LEGAL PROCEEDINGS

     During 1994, the Corporation received approximately $3.5 million in net proceeds from a settlement of claims asserted on behalf of the Corporation against Drexel Burnham Lambert Inc. ("Drexel"), Michael Milken ("Milken") and other related parties in an action filed in the Los Angeles County Superior Court in 1989. The action involved claims of various violations of federal and state securities laws by Drexel, Milken and the other parties. The $3.5 million represents an award of approximately $5.4 million, less court directed attorneys' fees of approximately $1.9 million. During 1993, the Corporation received approximately $16.8 million in net proceeds which represents an award of approximately $25.9 million, less court directed attorneys' fees of approximately $9.1 million.

     Also in December 1993 the Los Angeles County Superior Court approved a settlement of derivative litigation brought on behalf of the Corporation against its officers, directors and certain other parties in 1989. The action, which was entitled GOLDMAN V. FARWEST FINANCIAL CORPORATION ET AL., alleged a broad ranging conspiracy to engage in certain investments and other activities to the detriment of the Corporation and for the personal gain of certain defendants. The Corporation agreed to settle the claims against the officers and directors of the Corporation and certain other parties by paying $1,500,000, of which $1,000,000 was to be paid by the Corporation's insurance carrier and the balance was to be paid by the Corporation. The Corporation had established a $1,000,000 reserve for this litigation in 1991. The terms of the settlement agreement state that the settling defendants vigorously deny any liability or wrongdoing and agree to the settlement to eliminate the burden and expense of further litigation. As a result of the settlement, all claims against the directors and officers of the Corporation have been dismissed. The terms of the settlement require that the Board of Directors of the Corporation establish an Investment Committee which will be required to approve the design and implementation and to monitor the use of internal controls designed and intended to prevent the purchase of unusually high risk securities by the Corporation and to promote sound securities investment practices by the Corporation. A majority of the members of the Committee are required to be outside directors. The Investment Committee has been established and consists of Barbara C. George, Dwight C. Baum and Keenan Behrle.

     On April 15, 1994 the Corporation received notice from the RTC that the RTC had decided to commence an action against the Corporation and three of its present and former directors relating to transactions involving the association. On February 14, 1995 a Settlement Agreement and Release was entered into by and between the RTC and the Corporation and three of its present and former directors ("Directors"). The Settlement Agreement provides for payment of $4 million by the Corporation to the RTC, requires the RTC to cooperate with the Corporation in connection with the pending proceedings to recover tax payments made by the Corporation to the State of California, and releases all claims among the parties. The Settlement Agreement, which specifically acknowledges that the Corporation and Directors have consistently denied any liability to the RTC, was entered into for purposes of compromising the claims and avoiding the cost of a time consuming and potentially lengthy legal battle that would take management time, effort and resources. The $4 million settlement was provided for in the 1994 consolidated financial statements.

     A wholly-owned subsidiary of the Corporation is a party to litigation entitled BURES V. SILVER RIDGE APARTMENTS, LTD. filed in March 1993 and pending in the Eighth Judicial District Court of Clark County, Nevada. The case relates to the apartment house project described above under "Business - Apartment House Business," which was sold in October 1993. The plaintiff, who is a creditor of a former general partner of the partnership that owned the apartment house project, alleges that he acquired a 69% interest in the partnership prior to the sale of the project as a result of judgment enforcement proceedings against the prior general partner. The prior general partner had given the Corporation's wholly-owned subsidiary a security interest in its partnership interest, that security interest was foreclosed and, as a result, the partnership interest was acquired by the Corporation's wholly-owned subsidiary. The Corporation believes that the judicial enforcement proceedings brought by the plaintiff were improper and had no legal effect on the ownership of the general partnership interest and that the security interest held by the Corporation's wholly-owned subsidiary was senior in priority to the interest claimed by the plaintiff, which means that the Corporation's wholly-owned subsidiary would own the general partnership interest in any event. The plaintiff is seeking an order declaring that he is the general partner of the partnership and entitled to possession of its property, and a judgment quieting title to general and limited partnership interests representing a 69% interest in the partnership and other relief determined by the court to be appropriate. The matter presently has no trial date in State District Court but may be recalendared in the near future. The Corporation believes that the claims asserted are without merit and intends to vigorously contest the case.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR THE CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Corporation's Common Stock is traded on the Pacific Stock Exchange under the symbol "WI." The following table sets forth the range of high and low sales prices for the Common Stock of the Corporation for the periods indicated, as reported by the Pacific Stock Exchange.


                                   HIGH             LOW
                                   ----             ---
1994
----
First Quarter                     1 7/16          1 1/8
Second Quarter                    1 1/4             7/8
Third Quarter                     1 1/8             7/8
Fourth Quarter                    1 3/8           1 1/4

1993
----
First Quarter                       3/4            5/16
Second Quarter                      3/4            9/16
Third Quarter                       3/4            9/16
Fourth Quarter                        2           11/16

     The Corporation had approximately 1,125 holders of record of its Common Stock as of December 31, 1994.

     The Corporation has not paid cash dividends since 1989 and intends to retain all cash resulting from its business operations for future acquisitions and investments.

ITEM 6.   SELECTED FINANCIAL DATA

     Because the Corporation does not have access to audited financial data with respect to the Association for any period subsequent to December 31, 1989, the financial data for the Association is omitted for 1990 and subsequent years.
The RTC took possession of the Association on January 11, 1991.

                             SELECTED FINANCIAL DATA
                           (excluding the Association)
                  (dollars in thousands except per share data)

                                   1994     1993     1992     1991      1990
                                   ----     ----     ----     ----      ----
FINANCIAL DATA:
Total assets                    $31,427  $27,311  $29,058  $15,034   $15,304
Cash and cash
   equivalents                      845   23,257    6,166    8,267     7,188
Loans receivable, net               716    1,410       92      496        86
Investment securities
   available for sale            25,402      -          1        1       807
Income tax refunds
   receivable                     1,954    1,954    1,954    3,907     5,177
Telephone systems, net            1,579      546      -        -         -
Investment in real estate           -        -     18,757    2,250     2,000
Total liabilities                 9,944    4,015   18,196    1,147       701
Shareholders' equity             21,483   23,296   10,862   13,887    14,603
                                --------------------------------------------
                                --------------------------------------------

EARNINGS DATA:
Interest income                 $ 1,214    $ 219    $ 277    $ 858   $   136
Gain on sale of
   investments                      -        -        -        890       114
Unrealized loss on
   investment securities            -        -        -        -        (528)
Gain on sale of loans               -        150      -        -         -
Lawsuit settlement, net           3,528   16,819      -        -         -
Telephone systems revenue         1,102       14      -        -         -
Refund of litigation costs          757      -        -        -         -
Income (loss) from
   continuing operations         (1,608)  12,844   (2,874)    (716)    1,505
(Loss) from discontinued
   operations                       -       (410)    (151)     -     (83,603)
Net income (loss)                (1,608)  12,434   (3,025)    (716)  (82,098)
                                --------------------------------------------
                                --------------------------------------------

PER SHARE DATA:
Net income (loss) per share
  from continuing operations      $(.21)   $1.64    $(.37)   $(.09)  $   .19
Net (loss) per share from
  discontinued operations           -      $(.05)   $(.02)     -     $(10.70)
Net income (loss) per
  share                           $(.21)   $1.59    $(.39)   $(.09)  $(10.51)
Book value per share
  (end of period)                 $2.78    $2.98    $1.39    $1.78   $  1.87
Weighted average shares
  outstanding                     7,815    7,815    7,815    7,815     7,815
Cash dividends per share            -        -        -        -         -
                                --------------------------------------------
                                --------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Corporation's financial statements for the years 1992 through 1994 do not include the operations or assets and liabilities of the Association because the Association was seized by the RTC on January 11, 1991. See "Business - General".

     At December 31, 1994 the Corporation's principal assets consisted of cash and cash equivalents, investment securities available for sale, an investment in Global Telecommunications, a limited partnership engaged in constructing and operating local telephone services for military residential quarters (See "Business - Telephone Company Investment"), certain loans made by the Corporation and secured by mortgages, deeds of trust and mortgage loans (See "Business - Mortgage Lending").

     The Corporation's major source of on-going income is limited to the interest earned on its cash and cash equivalent positions, interest on investment securities, interest on its loan portfolio and income from Global Telecommunications.

RESULTS OF OPERATIONS

     Revenues for 1994 were $6,706,000 compared to $17,250,000 for 1993. The large decrease primarily resulted from a significant reduction in the amounts received from the Drexel, Milken litigation. See "Legal Proceedings". In 1994, the Corporation received $3,528,000 net of attorneys' fees as compared to $16,819,000, net of attorneys' fees in 1993.

     The large decrease was partially offset by increases in interest and fees on loans of $437,000, interest on investment securities of $558,000, telephone system revenue of $1,088,000 and a $757,000 refund of litigation costs incurred in prior years. Interest income increased because of the investment of funds received in late 1993 from the same lawsuit settlement. Telephone system revenue, which consists entirely of billings for telephone charges, increased significantly due to the expanded operations of Global Telecommunications.

     Revenues for 1993 were $17,250,000, up substantially from the $319,000 for 1992 as a result of the $25,947,000 settlement received in the litigation pending against Drexel, Milken and others. This settlement amount was reduced by court-awarded attorneys' fees of $9,128,000 and the net amount received by the Corporation, $16,819,000 is reflected in the Corporation's Statement of Operations.

     The income from the litigation settlement was partially offset by a pre-tax loss of approximately $1,245,000 on the October 1993 sale of the Las Vegas, Nevada apartment project described under "Business - Apartment House Business." Additionally the Corporation realized a pretax gain of $150,000 on the sale of certain mortgage loans in 1993.

     Revenues for 1992 declined as compared to 1991 because of the reduction in prevailing interest rates and because the amounts invested were substantially lower in 1992. In addition, income in 1991 was higher as a result of the recognition of approximately $387,000 in interest on income tax refunds receivable and approximately $890,000 in gains on the sale of investments.

     Total expenses for 1994 were $6,422,000 compared to $720,000 for 1993. The large increase was due to a $4,000,000 regulatory settlement in 1994 (See "Legal Proceedings"), an increase in telephone time charges of $508,000 and an increase of $1,194,000 in general and administrative expenses. Telephone time charges increased because of the expansion of Global Telecommunications in 1994.

     General and administrative expenses for the years 1992 through 1994 consisted principally of legal fees incurred in defending litigation pending against the Corporation and its officers and directors (see "Legal Proceedings") as well as salaries, occupancy expense, accounting and related fees and other costs. The significant increase in general and administrative expenses for 1994 as compared to 1993 resulted from an increase in legal expenses of approximately $423,000 and increases in most expense categories. Legal expenses increased because of the RTC potential litigation which was settled in 1995. All other expense categories increased due to the significant increase in the Corporation's activities during 1994. The significant decrease in general and administrative expenses for 1993 as compared to 1992 and 1992 as compared to 1991 was primarily due to a reduction in legal costs.

     The 1994 provision for income taxes primarily reflects a provision for unresolved tax issues. The 1993 provision primarily reflects a deferred provision for the settlement of the Drexel and Milken claims, offset by net operating loss carryforwards of the Corporation. The 1992 provision reflects a reduction in the value at which income tax refunds receivable are reflected as assets on the balance sheet as of the end of the year.

     The loss from discontinued operations, net of tax, of $151,000 for 1992 reflects the loss incurred by Express for the seven months ended December 31, 1992 during which the Corporation owned a controlling interest in Express. The Corporation's investment in Express was sold in June 1993. See "Business - Furniture Rental Business." This $151,000 loss for 1992 compares with a loss from discontinued operations for 1993 of $410,000, net of tax, which represents the loss from the Las Vegas apartment house complex and the Corporation's portion of Express's loss for that portion of 1993 before they were sold.

     In the fourth quarter of 1994, the Corporation received the preliminary results provided by the Franchise Tax Board with respect to its refund claim for approximately $3.9 million (including accrued interest of $1.2 million). Those audit findings propose to deny the refund claim. The Corporation has filed a protest with the California Franchise Tax Board which sets forth its position with respect to the refund claims. While the Corporation remains convinced that it will eventually recover all or a substantial portion of its refund claim, in 1992 the Corporation established a valuation allowance of 50%, adjusting the carrying value of this asset to $1,954,000 at December 31, 1992, against the recovery of this refund to reflect the uncertainties attributable to the California Franchise Tax Board's position. Due to continuing uncertainties and the length of time it will take to resolve this matter, management recorded a provision for unresolved tax issues of $1,954,000 during 1994. The provision is included in liabilities and accrued expenses in the 1994 Consolidated Statement of Financial Condition and in the provision for income taxes in the 1994 Statement of Operations.

PAST DUE LOANS

     Of the $716,000 of loans receivable outstanding at December 31, 1994, $613,000 are secured by mortgage loans on residential and commercial properties. These loans bear interest rates which range from 6.05% to 15.86% and all matured during 1994.

     In addition to the past due principal of $613,000 at December 31, 1994, there was also past due accrued interest receivable of $206,000. There was also unrecognized past due loan fees at December 31, 1994 of $275,000. These loan fees will only be recognized in the consolidated financial statements on a cash basis after all principal and interest has been received.

     Management believes that there is adequate collateral value to cover the past due principal balance and all past due interest. Accordingly, no allowance for loan losses has been established nor has the accrual of interest ceased. In January, 1995 the combined principal balance and past due accrued interest was reduced by approximately $200,000.

LIQUIDITY

     The principal changes in the Company's financial condition at December 31, 1994 as compared to December 31, 1993 are the increase in the accumulated deficit of $1,608,000 resulting from the net loss for the year ended December 31, 1994, an increase of $1,033,000 in telephone systems due to the increased investment by Global Telecommunications, Inc. and the significant decrease in cash and cash equivalents which was accompanied by a significant increase in the amount invested in short and intermediate term, municipal fixed income securities. Since these municipal securities have a weighted average maturity of approximately 10 months, the Company continues to maintain a very strong liquidity position.

     The Company acquired a limited partnership interest in Global Telecommunications in October 1993 and had invested $390,000 in that partnership at December 31, 1993 to fund a telephone accessing network on two military bases. During 1994, the Company invested an additional $875,000 in Global Telecommunications, including $185,000 in the two ongoing projects and $690,000 in a network for two additional military bases. Under the Global Telecommunications partnership agreement the Company is entitled to 75% of the partnership distributions (which is proportional to its investment) until it receives a return of its investment plus a 10% per annum return thereon. Thereafter the Company is entitled to 60% of all distributions with respect to the first two projects and 67.5% of all distributions with respect to the last two projects. All four of the projects have been completed and were profitable during 1994. The consolidated financial statements include this investment on a consolidated basis.

     The Company's financial position at December 31, 1994 remained strong. Shareholders' equity was $21,483,000 (as compared to $23,296,000 at December 31,
1993), and the Company had no debt, although it did have $3,099,000 in deferred income tax liabilities, and $6,350,000 in liabilities and accrued expenses. The deferred income tax liabilities primarily consist of tax provisions for the settlements received in connection with the Drexel and related litigation (partially offset by net operating loss carryfowards). Liabilities and accrued expenses increased significantly due to the $4,000,000 Settlement Agreement and Release entered into by and between the RTC, the Corporation and three of its present and former directors and the provison for unresolved tax issues of $1,954,000.

     The Company continues to seek the acquisition of one or more businesses and anticipates the possibility of further investment in Global Telecommunications, although no assurances can be given that any such acquisitions or investments will be made or, if made, that they will be successful.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Westminster Capital, Inc.
Beverly Hills, California:

We have audited the accompanying consolidated statements of financial condition of Westminster Capital, Incorporated and subsidiaries (the "Corporation") as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Westminster Capital, Incorporated and subsidiaries as of December 31, 1992 and for the year then ended, were audited by other auditors whose report thereon dated March 25, 1993, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westminster Capital, Incorporated and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in note 2 of the notes to the consolidated financial statements, the Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994.



/s/ KPMG Peat Marwick

Los Angeles, California
March 17, 1995

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Westminster Capital, Inc.
Beverly Hills, California:


We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Westminster Capital, Incorporated and subsidiaries (formerly FarWest Financial Corporation ) (the "Company") for the year ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Westminster Capital, Incorporated and subsidiaries for the year ended December 31, 1992, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

March 25, 1993

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1994 AND 1993


ASSETS                                            1994                    1993
------------------------------------------------------------------------------
Cash and cash equivalents                  $   845,000             $23,257,000
Investment securities available
  for sale, at market                       25,402,000                    -
Loans receivable, net                          716,000               1,410,000
Accounts receivable                            257,000                  12,000
Income tax refunds receivable                1,954,000               1,954,000
Accrued interest receivable                    611,000                  39,000
Telephone systems, net                       1,579,000                 546,000
Office furniture and equipment, net             58,000                  56,000
Other assets                                     5,000                  37,000
                                           -----------------------------------
TOTAL ASSETS                               $31,427,000             $27,311,000
                                           -----------------------------------
                                           -----------------------------------
LIABILITIES AND
SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------

LIABILITIES:

Deferred income taxes                      $ 3,099,000             $ 3,412,000
Liabilities and accrued expenses             6,350,000                 474,000
Minority interest in limited partnership       495,000                 129,000
                                           -----------------------------------
TOTAL LIABILITIES                            9,944,000               4,015,000
                                           -----------------------------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value:
  30,000,000 shares authorized:
  7,815,000 shares issued and
  outstanding in 1994 and 1993               7,815,000               7,815,000
Capital in excess of par value              55,946,000              55,946,000
Accumulated deficit                        (42,073,000)            (40,465,000)
Unrealized holding losses on
  investment securities available
  for sale, net of taxes                      (205,000)                   -
                                           -----------------------------------
TOTAL SHAREHOLDERS' EQUITY                  21,483,000              23,296,000
                                           -----------------------------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $31,427,000             $27,311,000
                                           -----------------------------------
                                           -----------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31, 1994


INCOME:                                   1994           1993            1992
------                                    ----           ----            ----
Interest and fees on loans
 receivable                        $   497,000    $    60,000     $    38,000

Interest on investment
 securities available for sale
 and money market funds                717,000        159,000         239,000

Lawsuit settlement, net              3,528,000     16,819,000            -

Telephone system revenue             1,102,000         14,000            -

Refund of litigation costs             757,000           -               -

Gain on sale of loans held
 for sale                                 -           150,000            -

Other, net                             105,000         48,000          42,000
                                   ------------------------------------------

Total Revenues                       6,706,000     17,250,000         319,000
                                   ------------------------------------------

EXPENSES:
--------
Regulatory settlement                4,000,000           -               -

Telephone time charges                 519,000         11,000            -

General and administrative           1,903,000        709,000       1,237,000
                                   ------------------------------------------

Total Expenses                       6,422,000        720,000       1,237,000
                                   ------------------------------------------

INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES
 AND MINORITY INTEREST                 284,000     16,530,000        (918,000)

INCOME TAX PROVISION                (1,778,000)    (3,687,000)     (1,956,000)

MINORITY INTEREST IN (INCOME)
 LOSS OF CONSOLIDATED PARTNERSHIP     (114,000)         1,000            -
                                   ------------------------------------------

INCOME (LOSS) FROM CONTINUING
 OPERATIONS                         (1,608,000)    12,844,000      (2,874,000)

LOSS FROM DISCONTINUED
 OPERATIONS, NET OF TAX                   -          (410,000)       (151,000)
                                   ------------------------------------------

NET INCOME (LOSS)                  $(1,608,000)  $ 12,434,000    $ (3,025,000)
                                   ------------------------------------------
                                   ------------------------------------------

INCOME (LOSS) PER SHARE FROM
 CONTINUING OPERATIONS                 $ (0.21)         $1.64         $ (0.37)

LOSS PER SHARE FROM
 DISCONTINUED OPERATIONS                  -             (0.05)          (0.02)
                                   ------------------------------------------

NET INCOME (LOSS) PER SHARE            $ (0.21)        $ 1.59         $ (0.39)
                                   ------------------------------------------
                                   ------------------------------------------

   See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 1994


                                                                   Unrealized Holding
                                        Capital in               Losses on Securities
                              Common     Excess of   Accumulated  Available for Sale,
                               Stock     Par Value     Deficit       Net of Taxes
                            ---------------------------------------------------------
BALANCE, DECEMBER 31, 1991   $7,815,000 $55,946,000 $(49,874,000)     $    -


Net loss                           -           -      (3,025,000)          -
                            ---------------------------------------------------------
BALANCE, DECEMBER 31, 1992    7,815,000  55,946,000  (52,899,000)          -


Net income                         -           -      12,434,000           -
                            ---------------------------------------------------------
BALANCE, DECEMBER 31, 1993    7,815,000  55,946,000  (40,465,000)          -


Net loss                           -           -      (1,608,000)          -

Unrealized holding
 losses on securities
 available for sale,
 net of taxes                      -           -            -          (205,000)

                            ---------------------------------------------------------
BALANCE, DECEMBER 31, 1994  $ 7,815,000 $55,946,000 $(42,073,000)     $(205,000)

                            ---------------------------------------------------------
                            ---------------------------------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 1994

                                         1994          1993         1992
                                         ----          ----         ----
CASH FLOWS/OPERATING ACTIVITIES:

Net income (loss)                $(1,608,000)   $12,434,000   (3,025,000)
Adjustment to reconcile net
 income (loss) to net cash
 provided by operating
 activities:
Provision for loan losses             31,000           -            -
Depreciation and
 amortization                        354,000         18,000       20,000
Increase in accounts receivable     (245,000)          -            -
Increase in accrued interest
 receivable                         (572,000)          -            -
Gain on sale of loans                   -          (150,000)        -
Loss from discontinued
 operations, net of minority
 interest                               -           410,000      151,000
Net change in deferred income
 taxes                              (176,000)     3,687,000    1,954,000
Net change in other assets            32,000       (166,000)    (162,000)
Net change in liabilities and
 accrued expenses                  5,876,000     (2,238,000)   1,542,000
Net change in minority interest      366,000        129,000         -
                                  --------------------------------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                      4,058,000     14,124,000      480,000
                                  --------------------------------------

CASH FLOWS/INVESTING ACTIVITIES

Purchase of investment
 securities                      (58,958,000)         -             -
Proceeds from maturities of
 investment securities            11,795,000          -             -
Proceeds from sales of
 investment securities            21,247,000          -             -
Purchase of loans held for sale         -         (375,000)         -
Proceeds from sale of
 loans held for sale                    -          525,000          -
Loan originations                 (5,247,000)   (1,350,000)         -
Principal collected on loans
 receivable                        5,910,000        32,000       404,000
Purchase of telephone systems
 and office equipment             (1,217,000)     (571,000)      (27,000)
Net proceeds from disposition
 of discontinued operations.            -        4,706,000    (1,958,000)
Investment in real estate               -             -       (1,000,000)
                                 ---------------------------------------
NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES            (26,470,000)    2,967,000    (2,581,000)
                                 ---------------------------------------
NET CHANGE IN CASH AND CASH
 EQUIVALENTS                     (22,412,000)   17,091,000    (2,101,000)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD              23,257,000     6,166,000     8,267,000
                                 ---------------------------------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                  $    845,000  $ 23,257,000  $  6,166,000
                                 ---------------------------------------
                                 ---------------------------------------

Supplemental schedule of non cash investing and financing activities for the year:

Assumption of liability in
 connection with the investment
 in Silver Ridge                        -             -     $ 15,507,000
Tax effect of unrealized loss
 on investment securities       $   (137,000)         -            -
                                 ---------------------------------------
                                 ---------------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1994
(See Independent Auditors' Report)

1.   BASIS OF PRESENTATION

On January 11, 1991, the Resolution Trust Corporation (the "RTC") took possession of FarWest Savings and Loan Association (the "Association") as sole conservator. Substantially all of the operations of the Corporation were discontinued in 1991. On February 15, 1991, the RTC was appointed receiver for the Association. Although the conservatorship with respect to the Association was imposed subsequent to December 31, 1990, from the date of the imposition of the conservatorship, Westminster Capital, Inc. (formerly FarWest Financial Corporation) (the "Corporation") has not had access to financial or other information regarding the Association's operations, including the Association's operations for the year ended December 31, 1990.

On June 5, 1992, the Corporation acquired 50% of the outstanding common stock of Express Rental, Inc. ("Express"), a company that rents office and residential furniture to individuals and businesses in Southern California. In February 1993, the Corporation announced its intent to dispose of Express. Accordingly, the consolidated statements of operations for 1993 and 1992 reflect the income or loss for those periods in loss from discontinued operations. In 1993, through the date of sale, the Corporation recorded pre-tax earnings from discontinued operations of $54,000 and also recorded a loss from discontinued operations for the seven months ended December 31, 1992 of $151,000.


In June 1993, the Corporation sold its equity investment in Express for an amount equal to its cost, $200,000. The Corporation received $125,000 in cash and the balance is payable pursuant to a note for $75,000. In addition, the Corporation received payment in full on a loan to Express upon the close of the sale. The note is secured by all of the outstanding shares of common stock of Express.


The Company acquired a limited partnership interest in Global Telecommunications in October 1993 and had invested $390,000 in that partnership at December 31, 1993 to fund a telephone accessing network on two military bases. During 1994, the Company invested an additional $875,000 in Global Telecommunications, including $185,000 in the two ongoing projects and $690,000 in a network for two additional military bases. Under the Global Telecommunications partnership agreement, the Company is entitled to 75% of the partnership distributions (which is proportional to its investment) until it receives a return of its investment plus a 10% per annum return thereon. Thereafter the Company is entitled to 60% of all distributions with respect to the first two projects and 67.5% of all distributions with respect to the last two projects. The consolidated financial statements include this investment on a consolidated basis.

On February 14, 1995 a Settlement Agreement and Release was entered into by and between the RTC , the Corporation, and three of its present and former directors ("Directors"). The Settlement Agreement provides for payment of $4 million by the Corporation to the RTC, requires the RTC to cooperate with the Corporation in connection with the pending proceedings to recover tax payments made by the Corporation to the State of California, and releases all claims among the parties. The $4 million settlement was provided for in the 1994 consolidated financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF ACCOUNTING AND CONSOLIDATION - The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, FarWest Financial Insurance Agency, Silver Ridge Apartments, G.P., Inc. and Silver Ridge Apartments, L.P., Inc. FarWest Financial Insurance Agency has been inactive since 1991 and Silver Ridge Apartments G.P., Inc., and Silver Ridge Apartments L.P., Inc., have been inactive since 1993. The consolidated financial statements also include the accounts of Global Telecommunications, a limited partnership in which the Corporation has a 75% limited partnership interest. All material intercompany accounts and transactions have been eliminated. References to the Corporation may include one or more of its wholly owned subsidiaries.

At December 31, 1990, the Corporation's principal operating subsidiary was the Association. The Association previously represented substantially all of the consolidated assets, liabilities and operations of the consolidated entity. In January 1991, the RTC took possession of the Association (see Note 1). Accordingly, the accompanying consolidated financial statements do not include any of the accounts of the Association.

CASH EQUIVALENTS - Cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and are so near maturity that no significant risk of changes in value exists because of changes in interest rates.

INVESTMENT SECURITIES AVAILABLE FOR SALE - The Corporation adopted Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS 115) at January 1, 1994. In accordance with SFAS 115, the Corporation classified its investment securities as held to maturity securities, trading securities and available for sale securities, as applicable. The Corporation did not hold any held to maturity securities or trading securities at December 31, 1994.

Investment securities available for sale are carried at market value. The Corporation classifies securities as available for sale when it determines that such securities may be sold at a future date or if there are foreseeable circumstances under which the Corporation would sell such securities.

Changes in the market value of investment securities available for sale are included in shareholders' equity as unrealized holding gains or losses, net of the related tax effect. Unrealized losses, on available for sale securities reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statement of Operations. Realized gains or losses on available for sale securities are computed on a specific identification basis. Amortized premiums and accreted discounts are included in interest on investment securities available for sale and money market funds.

TELEPHONE SYSTEMS - Telephone systems are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which is seven years. Telephone system revenue is recognized on the accrual basis for charges incurred on a monthly basis.

LOAN FEES - Nonrefundable loan fees associated with loans secured by trust deeds or mortgages are recognized on the cash basis after all principal payments and interest have been received.

INCOME (LOSS) PER SHARE - Income (loss) per common share is computed using the weighted average number of common shares outstanding. Common stock equivalents have been excluded from the computation because the effect is anti-dilutive.

INCOME TAX MATTERS - The Corporation joins with its subsidiaries in filing consolidated federal income and state franchise tax returns. In the tax returns, taxable income or loss is consolidated with the taxable income or loss of the subsidiaries. Prior to 1993, Federal and state income tax expense was provided based on Statement of Financial Accounting Standards No. 96.

The Corporation adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") as of January 1, 1993 and applied it retroactively to 1991. There was no impact on the Corporation's financial statements as a result of adoption. Under the asset and liability method of SFAS 109, income tax expense (benefit) is recognized by establishing deferred tax assets and liabilities for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Corporation's evaluation of the realizability of deferred tax assets includes consideration of the amount and timing of future reversals of existing temporary differences.

In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, (SFAS 107) which is effective for fiscal years ending after December 15, 1992 (December 15, 1995 in the case of entities with less than $150 million in total assets, such as the Corporation). SFAS 107 requires disclosure, either in the body of the financial statements or in the accompanying notes, the "fair value" of financial instruments for which it is "practicable to estimate that value." SFAS No. 107 defines "fair value" as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are deemed the best evidence of the fair value of such instruments. Management does not expect this pronouncement to have a material impact on the Consolidated Statements of Financial Condition and Results of Operations.

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consist entirely of State and Municipal obligations which are tax exempt for Federal income tax purposes. At December 31, 1994 and 1993 these securities are carried at market. The weighted average maturity of these securities is approximately ten months. The portfolio had a gross unrealized loss of $341,000 at December 31, 1994. During 1994, the Corporation sold $21,247,000 in investment securities which resulted in no realized gains or losses.

4.   LOANS RECEIVABLE

The composition of the Corporation's loans receivable at December 31, 1994 and 1993 is as follows (in thousands):

                                   1994           1993
                                   ----           ----
Loans secured by trust
   deeds or mortgages            $  613         $ 1,220
Express Rental                       50              75
Other                                53             115
                                 ----------------------
Total                            $  716         $ 1,410
                                 ----------------------
                                 ----------------------

The loans secured by trust deeds or mortgages made by the Corporation are collateralized by residential and commercial properties. These properties are located throughout the United States, with the primary concentration in Florida, Maine, Pennsylvania, New Jersey, Alabama and California. The Corporation's loans bear interest rates which range from 6.05% to 15.86% and all matured during 1994.

In addition to the past due principal of $613,000 at December 31, 1994, there was also past due accrued interest receivable of $206,000. There was also unrecognized past due loan fees at December 31, 1994 of $275,000. These loan fees will only be recognized in the consolidated financial statements on a cash basis after all principal and interest has been received.

These loans are secured by the aforementioned real properties and management believes that there is adequate collateral value to cover the past due principal balance and all past due interest. Accordingly, no allowance for loan losses has been established nor has the accrual of interest ceased. In January, 1995 both the principal balance and past due accrued interest were reduced by approximately $100,000.

As discussed in Note 1, the Corporation has a loan outstanding to the purchasers of Express. This loan is secured by all of the common stock of Express. Interest payments are based on a rate of one percent over the Reference Rate of Bank of America, and are payable quarterly. The loan will mature in 1995.

During the third quarter of 1993, the Corporation purchased $375,000 of loans and recorded them as held for sale. The loans were subsequently sold during the fourth quarter of 1993. The Corporation recorded a gain on sale of loans of $150,000.

5.   TELEPHONE SYSTEMS, NET

The following is a summary of telephone systems, net at December 31, 1994 and 1993 ( in thousands):


                                        1994          1993
                                        ----          ----
Telephone systems                   $  1,746        $  549
   Less accumulated depreciation        (167)          ( 3)
                                    --------        ------
Telephone systems, net              $  1,579        $  546
                                    --------        ------
                                    --------        ------

Depreciation expense of telephone systems was approximately $164,000 and $3,000 for the years ended December 31, 1994 and 1993, respectively.

6.   INVESTMENT IN REAL ESTATE

The investment in real estate represented the Corporation's investment in Silver Ridge Apartments Ltd. ("Silver Ridge"), a real estate partnership (the "Partnership") which was acquired in 1988. The Partnership owned a 432 unit apartment project in a suburb of Las Vegas, Nevada. The Corporation's investment was sold in October of 1993, resulting in a pre-tax loss on sale of $1,245,000, which is included in loss from discontinued operations. Additionally, during 1993, the Corporation recorded pre-tax earnings from discontinued operations of $506,000.

Significant financial statement information of Silver Ridge for the year ended December 31, 1992 consisted of a net loss from operations of $109,000 (unaudited), based on rental revenue of $1,354,000 (unaudited).

7.   INCOME TAXES

The Corporation made no income tax payments during 1994, 1993 or 1992, except for the minimum state franchise tax.

The provision (benefit) for income taxes for the years ended December 31, 1994, 1993, and 1992 includes the following ( in thousands):


                                               1994           1993           1992
                                               ----           ----           ----
Current tax provision                      $     -        $     -        $     -
Deferred tax provision (benefit)
   Federal                                     (308)      $  2,307             -
   State                                         (5)         1,105             -
                                           --------------------------------------
Total                                          (313)         3,412
Provision for unresolved tax issues           1,954             -           1,956
                                           --------------------------------------
Total provision for income taxes           $  1,641       $  3,412       $  1,956
                                           --------------------------------------
                                           --------------------------------------
Total allocated to continuing
  operations                               $  1,778       $  3,687       $  1,956
Total allocated to equity                      (137)            -              -
Total allocated discontinued operations          -            (275)            -
                                           --------------------------------------
Total provision for income taxes           $  1,641       $  3,412       $  1,956
                                           --------------------------------------
                                           --------------------------------------

The income tax provisions for 1994 and 1992 consist primarily of provisions for unresolved tax issues. The 1993 income tax provision is primarily composed of a deferred tax liability, related to a lawsuit settlement of $16,819,000. The 1993 income tax provision was reduced through the utilization of the Corporation's net operating loss carryforwards which consisted of $7,957,000 for federal income tax purposes and $3,970,000 for California Franchise Tax purposes. The Corporation's deferred tax receivables resulting from the utilization of net operating loss carryforwards are offset in future years by deferred tax payables. The Corporation's net operating loss carryforwards, expire at various dates through 2008 for Federal income tax purposes and through 1998 for state income tax purposes.

The income tax provision from continuing operations reflected an effective rate of 626%, 22%, and 213% for the years ended December 31, 1994, 1993, and 1992 on the earnings (loss) before income taxes, respectively. The income tax provision (benefit) differed from the amounts computed by applying the statutory Federal income tax rate of 34% for 1994, 1993, and 1992 to the income (loss) before income taxes for the following reasons (in thousands):


                                                  1994            1993           1992
-------------------------------------------------------------------------------------
Tax expense (benefit) at statutory Federal
 income tax rate                                $   97          $5,621      $    (312)
California franchise tax, net of Federal
 benefit                                             9             727             -
State and municipal securities interest           (243)             -              -
Minority interest                                  (39)             -              -
Utilization of net operating loss
 carryforward                                       -           (2,705)            -
Non utilization of net operating loss
 carryforward                                       -               -             312
Provision for unresolved tax issues              1,954              -           1,956
Other, net                                          -               44             -
-------------------------------------------------------------------------------------
                                                $1,778          $3,687         $1,956
-------------------------------------------------------------------------------------

In the fourth quarter of 1994, the Corporation received preliminary results provided by the Franchise Tax Board with respect to its refund claim for approximately $3.9 million (including accrued interest of $1.2 million). Those audit findings propose to deny the refund claim. The Corporation has filed a protest with the California Franchise Tax Board which sets forth its position with respect to the refund claims. While the Corporation remains convinced that it will eventually recover all or a substantial portion of its refund claim, in 1992 the Corporation established a valuation allowance of 50%, adjusting the carrying value of this asset to $1,954,000 at December 31, 1992, against the recovery of this refund to reflect the uncertainties attributable to the California Franchise Tax Board's position. Due to continuing uncertainties and the length of time it will take to resolve this matter, management established a provison for unresolved tax issues of $1,954,000 during 1994. This provision is included in liabilities and accrued expenses in the Consolidated Statements of Financial Condition.

At December 31, 1994 and 1993 the Corporation had cumulative deferred taxes payable of $3,099,000 and $3,412,000, respectively. Tabulated below are the significant components of the net deferred tax liability at December 31, 1994 and 1993:


                                                  1994            1993
                                           ---------------------------
Components of the deferred tax asset:
   Settlement with the RTC                 $    (1,732)    $       -
   Net operating loss carryforward              (3,284)         (3,475)
   State taxes                                    (399)           (396)
   Unrealized holding loss on investment
      securities available for sale               (137)            -
   Other                                          (159)            -
                                           ---------------------------

   Deferred tax asset                           (5,711)         (3,871)
                                           ---------------------------
Components of the deferred tax liability:
   Legal settlements                             8,810           7,283
                                           ---------------------------
   Deferred tax liability                        8,810           7,283
                                           ---------------------------

Net deferred tax liability                  $    3,099      $    3,412
                                           ---------------------------
                                           ---------------------------
Net state deferred tax liability            $    1,090      $    1,104
Net federal deferred tax liability               2,009           2,308
                                           ---------------------------
                                            $    3,099      $    3,412
                                           ---------------------------
                                           ---------------------------

In evaluating the realizability of its deferred tax assets, management has considered the turnaround of deferred tax liabilities during the periods in which those temporary differences become deductible. Additionally, the Corporation has not considered income from future operations in evaluating realizability of its deferred tax assets.

8.   LAWSUIT SETTLEMENT

During 1994, the Corporation received approximately $3.5 million in net proceeds from the settlement of claims asserted on behalf of the Corporation against Drexel Burnham Lambert, Inc. ("Drexel"), Michael Milken ("Milken") and other related parties. In 1993, the Corporation received approximately $16.8 million in net proceeds from the same settlement.


9.   COMMITMENTS AND CONTINGENCIES

The Corporation maintains two stock option plans: the 1986 Incentive Stock Option Plan and the 1986 Non-statutory Stock Option Plan (the "Plans"). An aggregate of one million shares of the Corporation's common stock may be issued under both Plans, provided that no more than 750,000 shares may be issued to directors.

At December 31, 1994, there were options outstanding for 195,000 shares of common stock which were granted in 1986 at an option price of $12.875 per share. All of these options were exercisable at December 31, 1994 and expire on October 21, 1996.

During 1994, options were granted for 50,000 shares of common stock at $.875 per share, which was equal to the market price on the date of grant. The options are execisable in five equal annual installments commencing with the first anniversary of the grant date. None of these options were exercisable at December 31, 1994.

No options were exercised during the three year period ended December 31, 1994 and no options were granted during the two year period ended December 31, 1993.

The Corporation is a defendant in various lawsuits arising from the normal course of business. Management believes, based upon the opinion of legal counsel, that the ultimate resolution of the pending litigation will not have a material effect upon the financial condition of the Corporation.


10.  LEASE COMMITMENTS

The Corporation leases office space for its corporate offices under a non-cancelable operating lease. Minimum rental commitments under this lease are $67,720 for both of the years ending December 31, 1995 and 1996, and $55,138 for the year ending December 31, 1997. The Corporation recorded $73,364 in rent expense for the year ended December 31, 1994.




ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.

KPMG Peat Marwick was engaged by the Corporation to be its independent certified public accountants for 1993 in July 1993 and was selected by the Corporation's Board of Directors to continue to serve as the accountants for the Corporation for 1994. During the two fiscal years ended December 31, 1992 and 1991 and the subsequent interim period though July 16, 1993, there was a disagreement with Deloitte & Touche that arose in connection with their 1992 audit with respect to the ultimate collectability of an income tax refund claim pending with the State of California. After review of the matter with the Corporation's Board of Directors and Deloitte & Touche, the Corporation established a valuation allowance for the refund claim. This resolution was satisfactory to Deloitte & Touche. The Corporation has authorized Deloitte & Touche to fully discuss the matter with KPMG Peat Marwick. No reportable events of the type described in subsection (v) of item 304 (a)(1) of Regulation S-K have arisen during the two fiscal years ended December 31, 1991 and 1992, and the subsequent interim period through July 16, 1993.

The audit report of Deloitte & Touche, dated March 25, 1993 on the consolidated statement of operations of Westminster Capital, Inc. and subsidiaries for the year ended December 31, 1992 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION.

     Incorporated by reference to the Corporation's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the Corporation's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Corporation's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Corporation's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8:

       Consolidated Statements of Financial
           Condition as of December 31, 1994 and 1993
       Consolidated Statements of Operations
           for the Three Years Ended December 31, 1994
       Consolidated Statements of Shareholders'
           Equity for the Three Years Ended December 31, 1994
       Consolidated Statements of Cash Flows
           for the Three Years Ended December 31, 1994
       Notes to Consolidated Financial Statements for the Three Years Ended December 31, 1994

(a)(2) Financial Statement Schedules

       All schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes.


(b)  Reports of Form 8-K

       No reports were filed on Form 8-K during the fourth quarter of 1994.

       On February 14, 1995 the Corporation filed a Current Report on Form 8-K reporting under Item 5 (Other Events) that a Settlement Agreement and Release was entered into by and between the RTC and the Corporation and three of its present and former directors referred to in "Legal Proceedings"


(c)  Exhibits

       See "Index to Exhibits."

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WESTMINSTER CAPITAL, INC.


March 24, 1995           By:   /s/ William Belzberg
                               --------------------
                               William Belzberg,
                               Chairman of the Board and
                               Chief Executive Officer


                         By:   /s/ Philip J. Gitzinger
                               -----------------------
                               Philip J. Gitzinger,
                               Executive Vice President and
                               Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES               CAPACITY                           DATE


/s/William Belzberg      Chairman of the Board         March 24, 1995
--------------------     of Directors and
William Belzberg         Chief Executive Officer

/s/Dwight C. Baum        Director                      March 24, 1995
--------------------
Dwight C. Baum


/s/Keenan Behrle         Director                      March 24, 1995
--------------------
Keenan Behrle

/s/Barbara C. George     Director                      March 24, 1995
--------------------
Barbara C. George

/s/Monty Hall            Director                      March 24, 1995
--------------------
Monty Hall

/s/Lester Ziffren        Director                      March 24, 1995
--------------------
Lester Ziffren

                                INDEX OF EXHIBITS


EXHIBIT
NO.                 SEQUENTIALLY NUMBERED DESCRIPTION



3.1 Certificate of Incorporation of the Registrant as amended through July 12, 1992.

       Certificate of amendment of Certificate of Incorporation of the Registrant dated July 13, 1992.


3.2 By-Laws of the Registrant as amended in their entirety effective March 25, 1994.


10.1 Settlement Agreement and Release entered into by and between the Resolution Trust Corporation, the Registrant and three of the Registrant's present and former directors dated February 14, 1995.


21     Subsidiaries of Registrant.


27     Financial Data Schedule.