Form 10-Q
period 1995-03-31
WESTMINSTER CAPITAL INC
filed 1995-05-10
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    _________

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

                          Commission File Number 1-4923

                            WESTMINSTER CAPITAL, INC.
                            -------------------------
              (Exact name of registrant as specified in its charter)


        Delaware                                  95-2157201
- ----------------------                       --------------------
(State or other jurisdiction of              (IRS. Employer Identification No.)
incorporation or organization)

9665 Wilshire Boulevard, Mezzanine, Beverly Hills, CA 90212
- ------------------------------------------------------------
(Address of principal executive office)           (Zip Code)

                                  310 278-1930
                                  -------------
              (Registrant's Telephone Number, Including Area Code)

_______________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X  Yes       No
- ---       --

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 7,814,607
                                                            ---------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 1995 AND DECEMBER 31, 1994



                                             MARCH 31, 1995
ASSETS                                         (UNAUDITED)  DECEMBER 31, 1994
- --------------------------------------------------------------------------------
Cash and cash equivalents                   $     772,000    $    845,000
Investment securities available for sale,
   at market                                   21,215,000      25,402,000
Loans receivable, net                           1,450,000         716,000
Accounts receivable                               324,000         257,000
Income tax refunds receivable                   1,954,000       1,954,000
Accrued interest receivable                       467,000         611,000
Telephone systems, net                          1,518,000       1,579,000
Office furniture and equipment, net                54,000          58,000
Other assets                                        4,000           5,000
                                            --------------------------------
TOTAL ASSETS                                  $27,758,000     $31,427,000
                                            --------------------------------
                                            --------------------------------

LIABILITIES AND
SHAREHOLDERS' EQUITY

- --------------------------------------------------------------------------------
LIABILITIES:

Deferred income taxes                        $  3,121,000     $ 3,099,000
Liabilities and accrued expenses                2,424,000       6,350,000
Minority interest in limited partnership          502,000         495,000
                                             --------------------------------
TOTAL LIABILITIES                               6,047,000       9,944,000
                                             --------------------------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
  authorized: 7,815,000 shares issued and
  outstanding in 1995 and 1994                  7,815,000       7,815,000
Capital in excess of par value                 55,946,000      55,946,000
Accumulated deficit                           (41,965,000)    (42,073,000)
Unrealized holding losses on investment
  securities available for sale, net of taxes     (85,000)       (205,000)
                                             --------------------------------
TOTAL SHAREHOLDERS' EQUITY                     21,711,000      21,483,000
                                             --------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $27,758,000     $31,427,000
                                             --------------------------------
                                             --------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                              THREE MONTHS    THREE MONTHS
INCOME:                                       ENDED 3/31/95   ENDED 3/31/94
                                              -------------   -------------
Interest and fees on loans receivable          $   61,000      $  210,000

Interest on investment securities available
  for sale and money market funds                 240,000          42,000

Telephone system revenue                          425,000         137,000

Refund of litigation costs                             --         757,000

Other, net                                             --          38,000
                                                ----------------------------
Total Revenues                                    726,000       1,184,000
                                                ----------------------------
EXPENSES:
Telephone time charges                            207,000          64,000

General and administrative                        442,000         221,000
                                                ----------------------------
Total Expenses                                    649,000         285,000
                                                ----------------------------
INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                              77,000         899,000

INCOME TAX (PROVISION) BENEFIT                     58,000        (355,000)

MINORITY INTEREST IN INCOME
OF CONSOLIDATED PARTNERSHIP                       (27,000)        (15,000)
                                                ----------------------------
NET INCOME                                      $ 108,000     $   529,000
                                                ----------------------------
                                                ----------------------------

Net income per common share:
   Primary                                          $ .01           $ .07
   Fully Diluted                                      .01             .07
                                                ----------------------------
                                                ----------------------------

See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                  THREE MONTHS    THREE MONTHS
                                                  ENDED 3/31/95   ENDED 3/31/94

CASH FLOWS/OPERATING ACTIVITIES:
Net income                                        $    108,000    $  529,000

Adjustment to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                          122,000         4,000
Increase in accounts receivable                        (67,000)           --
Decrease in accrued interest receivable                144,000            --
Net change in deferred income taxes                    (58,000)      355,000
Net change in other assets                               1,000       (41,000)
Net change in liabilities and accrued expenses      (3,926,000)     (385,000)
Net change in minority interest                          7,000        15,000
                                                 ------------------------------
NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                       (3,669,000)      477,000
                                                 ------------------------------
CASH FLOWS/INVESTING ACTIVITIES:

Purchase of investment securities                   (2,000,000)   (16,326,000)
Proceeds from maturities of investment securities    2,000,000             --
Proceeds from sales of investment securities         4,330,000             --
Loan originations                                     (853,000)    (5,232,000)
Principal collected on loans receivable                119,000        385,000
Purchase of telephone systems and office equipment          --       (424,000)
                                                 ------------------------------
NET CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES                                        3,596,000    (21,597,000)
                                                 ------------------------------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS                                         (73,000)   (21,120,000)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                           845,000     23,290,000
                                                 ------------------------------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                           $  772,000   $  2,170,000
                                                 ------------------------------
                                                 ------------------------------

Supplemental schedule of non cash investing and financial activities for the period:

Tax effect of unrealized loss on
   investment securities                              $ 80,000             --
                                                 ------------------------------
                                                 ------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1995

1. BASIS OF PRESENTATION

   In the opinion of Westminster Capital, Inc. and consolidated entities (the "Company"), the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 1995 and December 31, 1994, and the results of operations and statements of cash flows for the periods ended March 31, 1995 and 1994.

   The consolidated financial statements include the accounts of Westminster Capital, Inc., its wholly owned subsidiaries and a greater than 50% interest in a limited partnership, Global Telecommunications Systems, LTD ("Global Telecommunications"). Due to a significant increase in the limited partnership investment from March 31, 1994 to March 31, 1995, the consolidated financial statements now include this investment on a consolidated basis. Minor reclassifications have been made to the March 31, 1994 consolidated statement of operations to reflect consolidation and to present comparative information.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to present the financial position, results of operations and statements of cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1994 and for the year then ended.

   On February 14, 1995 a Settlement Agreement and Release was entered into by and between the Resolution Trust Corporation (the "RTC"), the Company, and three of its present and former directors ("Directors"). The Settlement Agreement provides for payment of $4 million by the Company to the RTC, requires the RTC to cooperate with the Company in connection with the pending proceedings to recover tax payments made by the Company to the State of California, and releases all claims among the parties. The $4 million settlement was provided for in the 1994 consolidated financial statements as of and for the year ended December 31, 1994.

2. INCOME TAXES

   The Company has received preliminary results provided by the Franchise Tax Board with respect to its refund claim for approximately $3.9 million (including accrued interest of $1.2 million). Those audit findings propose to deny the refund claim. The Company has filed a protest with the California Franchise Tax Board which sets forth its position with respect to the refund claims. While the Company remains convinced that it will eventually recover all or a substantial portion of its refund claim, in 1992 the Company established a valuation allowance of 50%, adjusting the carrying value of this asset to $1,954,000, which reflects the uncertainties attributable to the California Franchise Tax Board's position. Due to continuing uncertainties and the length of time it will take to resolve this matter, management established a provision for unresolved tax issues of an additional $1,954,000 during the fourth quarter of 1994. This provision is included in liabilities and accrued expenses in the Consolidated Statements of Financial Condition.

3. EARNINGS PER SHARE

   The Company has outstanding certain employee stock options which have been determined to be common stock equivalents for purposes of computing earnings per share. During the first quarter of 1995, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method of computing earnings per share, the weighted average number of shares of common stock and common stock equivalents outstanding were 7,835,000 for primary earnings per share and 7,840,000 for fully diluted earnings per share. There were no dilutive common stock equivalents during 1994.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Revenues for the quarter ended March 31, 1995 were $726,000 compared to $1,184,000 for the quarter ended March 31, 1994. The large decrease was primarily due to the receipt in the first quarter of 1994 of a $757,000 refund of litigation costs incurred in prior years. This decrease was partially offset by an increase in telephone system revenue which resulted from the expanded operations of Global Telecommunications.

   Total expenses for the first quarter of 1995 were $649,000 compared to $285,000 for the first quarter of 1994. This increase resulted from a $143,000 increase in telephone time charges and a $221,000 increase in general and administrative expenses. The increased telephone time charges were due to the expanded operations of Global Telecommunications. General and administrative expenses increased in almost all expense categories due to the significant increase in the Company's activities which include the expanded operations of Global Telecommunications.

   Net income for the three months ended March 31, 1995 was $108,000 or $.01 per share compared to $529,000 or $.07 per share for the first quarter of 1994. This large decrease resulted from the decreased revenue and increased expenses discussed in previous paragraphs. The large decrease was partially offset by a decrease in income taxes. In 1994, the provision for income taxes was 40% of pre tax income. In 1995, pre tax income of $50,000 resulted in a tax benefit of 116% due to non taxable interest on municipal securities.

LOANS RECEIVABLE

   At March 31, 1995, there were several loans outstanding to a privately owned dealer in real estate and real estate mortgages in the amount of $1,349,000, which includes a new loan of $847,500 made in the first quarter of 1995. At March 31, 1995, $481,000 of principal payments were past due for more than ninety days. In addition, approximately $140,000 of accrued but uncollected interest was past due thirty days or more.

   These loans are secured by real properties and Management believes that there is adequate collateral value to cover the principal balance and all past due interest. Accordingly, no allowance for loan losses has been established nor has the accrual of interest ceased.

LIQUIDITY

   The principal changes in the Company's financial condition at March 31, 1995 as compared to December 31, 1994 are the decrease of approximately $4.2 million in investment securities available for sale and a decrease of approximately $3.9 million in liabilities and accrued expenses. These decreases resulted from the payment of $4 million in the first quarter of 1995 to the RTC (See Note 1 of Notes to Consolidated Financial Statements). The remaining $21.2 million of investment securities available for sale consist of municipal securities. Since these securities have a weighted average maturity of approximately 10 months, the Company continues to maintain a very strong liquidity position.

   The Company's finanical position at March 31, 1995 remained strong. Stockholder's equity was $21,711,000 (as compared to $21,483,000 at December 31,
1994), and the Company had no debt, although it did have $3,121,000 in deferred income tax liabilities. Liabilities and accrued expenses also were reduced from $6,350,000 at December 31, 1994 to $2,424,000 at March 31, 1995, which primarily resulted from the $4 million payment to the RTC. (See Note 1 of Notes to Consolidated Financial Statements). The $1,954,000 provision for unresolved tax issues is included in liabilities and accrued expenses at March 31, 1995 and December 31, 1994 (See Note 2 of Notes to Consolidated Financial Statements).

                            PART II-OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

   On April 4, 1995, William Belzberg, Chairman of the Board and Chief Executive Officer was granted an option to purchase up to 250,000 shares of Common Stock under the Company's Incentive Stock Option Plan at $1.99 per share, which is equal to 110% of the market price on the date of grant as specified in the Plan. The options are exercisable in four equal annual installments commencing with the first anniversary of the grant date. The option expires five years from the date of grant. Mr. Belzbergs's 1986 option to purchase 150,000 shares was cancelled.

   On April 4, 1995, the five outside Directors' of the Company were granted options to purchase up to 10,000 shares each under the Company's Non-Statutory Stock Option Plan at $1.8125 per share, which is equal to the market price on the date of grant as specified in the Plan. The options are exercisable in four equal annual installments commencing with the first anniversary of the grant date. The options expire five years from the date of grant. The 1986 options to purchase 45,000 shares by these Directors were cancelled.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits:
               27 Financial Data Schedule
          (b)  Reports on Form 8-K
                 NONE

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 10, 1995               WESTMINSTER CAPITAL, INC.
                                    (Registrant)

                                   By /s/  William Belzberg
                                      -----------------------------
                                     William Belzberg,
                                     Chairman of the Board of
                                     Directors and Chief
                                     Executive Officer


                                   By /s/  Philip J. Gitzinger
                                      -----------------------------
                                     Philip J. Gitzinger
                                     Executive Vice President and
                                     Chief Financial Officer