Form 10-Q
period 1995-06-30
WESTMINSTER CAPITAL INC
filed 1995-08-11
CIK 34489

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  ---------

                                  FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --  ACT OF 1934

For the transition period from              to
                               -----------     ---------------

                         Commission File Number 1-4923

                           WESTMINSTER CAPITAL, INC.
                                  ---------
             (Exact name of registrant as specified in its charter)


          Delaware                                               95-2157201
         ----------                                             ------------
(State or other jurisdiction of                                (IRS. Employer
 incorporation or organization)                              Identification No.)

           9665 Wilshire Boulevard, Mezzanine, Beverly Hills, CA 90212
- -------------------------------------------------------------------------------
(Address of principal executive office)                              (Zip Code)

                                310 278-1930
                               --------------
             (Registrant's Telephone Number, Including Area Code)

- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                           if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X  Yes      No
- ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 7,814,607
                                                   ---------

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 1995 AND DECEMBER 31, 1994

                                                                    JUNE 30, 1995            DECEMBER 31,
ASSETS                                                               (UNAUDITED)                 1994
- ---------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                           $     335,000            $    845,000
Investment securities available for sale, at market                    22,176,000              25,402,000
Loans receivable, net                                                   1,435,000                 716,000
Accounts receivable                                                       304,000                 257,000
Income tax refunds receivable                                           1,954,000               1,954,000
    Less: allowance for doubtful receivable                            (1,954,000)             (1,954,000)
                                                                    -------------             -----------
Income tax refunds receivable, net                                         --                      --
Accrued interest receivable                                               718,000                 611,000
Telephone systems, net                                                  1,456,000               1,579,000
Office furniture and equipment, net                                        51,000                  58,000
Other assets                                                                3,000                   5,000
                                                                    -------------             -----------
TOTAL ASSETS                                                        $  26,478,000             $29,473,000
                                                                    -------------             -----------
                                                                    -------------             -----------

LIABILITIES AND
SHAREHOLDERS' EQUITY
- ---------------------------------------------------------------------------------------------------------
LIABILITIES:

Deferred income taxes                                                $  3,324,000             $ 3,099,000
Liabilities and accrued expenses                                          453,000               4,396,000
Minority interest in limited partnership                                  505,000                 495,000
                                                                    -------------             -----------
TOTAL LIABILITIES                                                       4,282,000               7,990,000
                                                                    -------------             -----------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
  authorized: 7,815,000 shares issued and
  outstanding in 1995 and 1994                                          7,815,000               7,815,000
Capital in excess of par value                                         55,946,000              55,946,000
Accumulated deficit                                                   (41,546,000)            (42,073,000)
Unrealized holding losses on investment
  securities available for sale, net of taxes                             (19,000)               (205,000)
                                                                    -------------            ------------
TOTAL SHAREHOLDERS' EQUITY                                             22,196,000              21,483,000
                                                                    -------------            ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  26,478,000            $ 29,473,000
                                                                    -------------            ------------
                                                                    -------------            ------------

See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                   Six Months         Six Months        Three Months       Three Months
INCOME:                                           Ended 6/30/95      Ended 6/30/94      Ended 6/30/95      Ended 6/30/94
- ------------------------------------------------------------------------------------------------------------------------
Interest and fees on loans receivable             $    136,000        $    374,000       $     75,000       $    103,000
Interest on investment securities available
  for sale and money market funds                      460,000             272,000            220,000            230,000
Dividend income                                         59,000               --                59,000              --
Telephone system revenue                               808,000             343,000            383,000            206,000
Lawsuit settlement, net                                560,000           2,488,000            560,000          2,488,000
Refund of litigation costs                              --                 757,000              --                 --
Other                                                   --                  24,000              --                23,000
                                                  ------------        ------------       ------------        -----------
Total Revenues                                       2,023,000           4,258,000          1,297,000          3,050,000
                                                  ------------        ------------       ------------        -----------

EXPENSES:
Telephone time charges                                 383,000             169,000            176,000            105,000
General and administrative                             970,000             732,000            528,000            489,000
                                                  ------------        ------------       ------------        -----------
Total Expenses                                       1,353,000             901,000            704,000            594,000
                                                  ------------        ------------       ------------        -----------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                                  670,000           3,357,000            593,000          2,456,000

INCOME TAX PROVISION                                  (100,000)         (1,254,000)          (158,000)          (897,000)

MINORITY INTEREST IN INCOME
OF CONSOLIDATED PARTNERSHIP                            (43,000)            (33,000)           (16,000)           (18,000)
                                                  ------------        ------------       ------------        -----------

NET INCOME                                        $    527,000        $  2,070,000       $    419,000        $ 1,541,000
                                                  ------------        ------------       ------------        -----------
                                                  ------------        ------------       ------------        -----------

Net income per common share:
    Primary                                               $.07                $.26               $.05               $.20
    Fully Diluted                                          .07                 .26                .05                .20
                                                  ------------        ------------       ------------        -----------
                                                  ------------        ------------       ------------        -----------

See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                    SIX MONTHS             SIX MONTHS
CASH FLOWS/OPERATING ACTIVITIES:                                   ENDED 6/30/95          ENDED 6/30/94
- -------------------------------------------------------------------------------------------------------
Net income                                                         $     527,000          $   2,070,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
Provision for loan losses                                                --                      68,000
Depreciation and amortization                                            252,000                 73,000
Increase in accounts receivable                                          (47,000)                --
Increase in accrued interest receivable                                 (107,000)              (284,000)
Increase in deferred income taxes                                        100,000              1,254,000
Decrease (Increase) in other assets                                        2,000                (46,000)
Decrease in liabilities and accrued expenses                          (3,943,000)              (481,000)
Increase in minority interest                                             10,000                 33,000
                                                                   -------------          -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      (3,206,000)             2,687,000
                                                                   -------------          -------------

CASH FLOWS/INVESTING ACTIVITIES:

Purchase of investment securities                                     (5,415,000)           (33,551,000)
Proceeds from maturities of investment securities                      2,000,000             10,725,000
Proceeds from sales of investment securities                           6,830,000              6,101,000
Loan originations                                                       (869,000)            (5,232,000)
Principal collected on loans receivable                                  150,000              2,007,000
Purchase of telephone systems and office equipment                       --                    (604,000)
                                                                   -------------          -------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       2,696,000            (20,554,000)
                                                                   -------------          -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (510,000)           (17,867,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           845,000             23,290,000
                                                                   -------------          -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     335,000          $   5,423,000
                                                                   -------------          -------------
                                                                   -------------          -------------

Supplemental schedule of non cash investing and financial activities for the period:
Tax effect of unrealized loss on investment securities             $     125,000                 --
                                                                   -------------          -------------
                                                                   -------------          -------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1995

1.   BASIS OF PRESENTATION

     In the opinion of Westminster Capital, Inc. and consolidated entities
     (the "Company"), the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 1995 and December 31, 1994, and the results of operations and statements of cash flows for the periods ended June 30, 1995 and 1994.

     The consolidated financial statements include the accounts of Westminster Capital, Inc., its wholly owned subsidiaries and a greater than 50% interest in a limited partnership, Global Telecommunications Systems, LTD ("Global Telecommunications"). During the latter part of 1993, Global Telecommunications entered into a contract with two military bases to install and operate telephone network systems which included long distance telephone service. During 1994, two additional contracts were entered into with military bases. Telephone system revenue is generated through the use of the system by the individual subscribers. This revenue is partially offset by time charges from the long distance telephone provider.

     Minor reclassifications have been made to the June 30, 1994 consolidated statement of operations to conform with the 1995 presentation. In addition, a $1,954,000 provision for unresolved tax issues which was included in accrued expenses and liabilities in 1994 has been reclassified to an allowance for doubtful receivables.

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

     On February 14, 1995 a Settlement Agreement and Release was entered into by and between the Resolution Trust Corporation (the "RTC"), the Company, and three of its present and former directors ("Directors"). The Settlement Agreement provided for payment of $4 million by the Company to the RTC, requires the RTC to cooperate with the Company in connection with the pending proceedings to recover tax payments made by the Company to the State of California, and releases all claims among the parties. The $4 million settlement was provided for in the 1994 consolidated financial statements as of and for the year ended December 31, 1994.

2.   CASH & CASH EQUIVALENTS

     Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. They are readily convertible to known amounts of cash and no significant risk of changes in value exists because of changes in interest rates.


3.   INCOME TAXES

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


4.   EARNINGS PER SHARE

     The Company has outstanding certain employee stock options which have been determined to be common stock equivalents for purposes of computing earnings per share. During the six months ended June 30, 1995, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method of computing earnings per share, the weighted average number of shares of common stock and common stock equivalents outstanding were 7,840,000 for both primary earnings per share and fully diluted earnings per share for the quarter ended June 30, 1995 and the six months ended June 30, 1995. There were no dilutive common stock equivalents during 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenues for the quarter ended June 30, 1995 were $1,297,000 compared to $3,050,000 for the quarter ended June 30, 1994. The large decrease of $1,753,000 was primarily due to receiving $1,928,000 less from a lawsuit settlement during the second quarter of 1995 compared to the second quarter of 1994. The lawsuit settlements represented additional settlement payments from the litigation against Drexel Burnham Lambert Inc., Michael Milken and other related parties which settled in 1993. The settlement amounts are net of court approved attorneys fees of $302,000 and $1,340,000 in the second quarter of 1995 and 1994, respectively. This decrease was partially offset by a $177,000 increase in telephone system revenue which resulted from the expanded operations of Global Telecommunications.

     Revenues for the six months ended June 30, 1995 were $2,023,000 which was a $2,235,000 decrease from the $4,258,000 of revenues for the six months ended June 30, 1994. The large decrease primarily resulted from the lawsuit settlement described in the previous paragraph and a refund of litigation costs of $757,000 in the first half of 1994 which were incurred in prior years. There was no refund of litigation costs in the first half of 1995. In addition, interest and fees on loans receivable decreased by $238,000 in the first half of 1995 compared to the same period in 1994 as a result of a large decrease in average outstanding loans.

     The decreases in revenues discussed in the proceeding paragraph were partially offset by a $465,000 increase in telephone system revenue for the first half of 1995 compared to the same period in 1994 and a $188,000 increase in interest on investment securities available for sale and money market funds. Telephone system revenues increased because of the expanded operations of Global Telecommunications and interest on investment securities available for sale and money market funds increased because of average increased investing levels and average increased interest rates.

     Telephone time charges increased from $105,000 for the three months ended June 30, 1994 to $176,000 for the three months ended June 30, 1995. These charges increased from 169,000 for the first half of 1994 to 383,000 for the first half of 1995. The increases resulted from the expanded operations of Global Telecommunications. General and administrative expenses increased from 489,000 for the three months ended June 30, 1994 to 528,000 for the three months ended June 30, 1995. These expenses increased form $732,000 for the first half of 1994 to $970,000 for the first half of 1995. These increases resulted from an increase in almost all expense categories due to the increase in the Company's activities which include the expanded operations of Global Telecommunications.

     Net income for the three months ended June 30, 1995 was $419,000 or $.05 per share compared to $1,541,000 or $.20 per share for the same period in 1994. This large decrease resulted from the decreased revenue and increased expenses discussed in previous paragraphs. The large decrease was partially offset by a decrease in income taxes resulting from the decreased pre tax income and a decreased effective tax rate. The second quarter 1995 provision for income taxes was 27% of pre tax income compared to 37% for the same period in 1994. The tax rate decreased in 1995 due to a greater proportion of non taxable interest on municipal securities.

     Net income for the six months ended June 30, 1995 was $527,000 or $.07 per share compared to $2,070,000 or $.26 per share for the comparable period in 1994. This decrease was a result of all of the factors discussed in the previous paragraphs. The effective tax rate on pre tax income was 15% for the first half of 1995 compared to 37% for the same period in 1994 due to a greater proportion of non taxable interest on municipal securities in 1995.

LOANS RECEIVABLE

     At June 30, 1995, there were several loans outstanding to a privately owned dealer in real estate and real estate mortgages in the amount of $1,365,000. At June 30, 1995, $481,000 of principal payments were past due for more than ninety days. In addition, approximately $208,000 of accrued but uncollected interest was past due thirty days or more.

     These loans are secured by real properties and Management believes that there is adequate collateral value to cover the principal balance and all past due interest. Accordingly, no allowance for loan losses has been established nor has the accrual of interest ceased.

LIQUIDITY

     The principal changes in the Company's financial condition at June 30, 1995 as compared to December 31, 1994 are the decrease of approximately
$3.2 million in investment securities available for sale and a decrease of approximately $3.9 million in liabilities and accrued expenses. These decreases resulted from the payment of $4 million in the first half of 1995 to the RTC (See Note 1 of Notes to Consolidated Financial Statements). The remaining $22.2 million of investment securities available for sale consist of municipal securities. Since these securities have a weighted average maturity of approximately 10 months, the Company continues to maintain a very strong liquidity position.

     The Company's finanical position at June 30, 1995 remained strong Stockholder's equity was $22,196,000 (as compared to $21,483,000 at December 31,
1994), and the Company had no debt, although it did have $3,324,000 in deferred income tax liabilities. Liabilities and accrued expenses also were reduced from $4,396,000 at December 31, 1994 to $453,000 at June 30, 1995,
which primarily resulted from the $4 million payment to the RTC. (See Note 1 of Notes to Consolidated Financial Statements).

                          PART II-OTHER INFORMATION

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

Dated:  August 10, 1995                  WESTMINSTER CAPITAL, INC.
                                         (Registrant)


                                         By:        /s/ William Belzberg
                                             ----------------------------------
                                                       William Belzberg,
                                                   Chairman of the Board of
                                                      Directors and Chief
                                                       Executive Officer


                                          By:       /s/ Philip J. Gitzinger
                                              ---------------------------------
                                                     Philip J. Gitzinger
                                                 Executive Vice President and
                                                    Chief Financial Officer