Form 10-Q
period 1995-09-30
WESTMINSTER CAPITAL INC
filed 1995-11-13
CIK 34489

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                                 _________

                                 FORM 10-Q

        (Mark One)

        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

                                      OR

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ____________

                          Commission File Number 1-4923

                             WESTMINSTER CAPITAL, INC.
              (Exact name of registrant as specified in its charter)

                   Delaware                            95-2157201
         (State or other jurisdiction of     (IRS. Employer Identification No.)
          incorporation or organization)

              9665 Wilshire Boulevard, Mezzanine, Beverly Hills, CA 90212
              (Address of principal executive office)          (Zip Code)

                                     310 278-1930
                  (Registrant's Telephone Number, Including Area Code)

         ______________________________________________________________________
                  (Former name, former address and former fiscal year,
                              if changed since last report)

                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         /X/  Yes   / /  No

                    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 7,814,607

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                SEPTEMBER 30, 1995
ASSETS                                              (UNAUDITED)       DECEMBER 31, 1994
----------------------------------------------------------------------------------------
Cash and cash equivalents                         $    549,000          $    845,000
Investment securities available for sale,
  at market                                         19,846,000            25,402,000
Loans receivable, net                                3,896,000               716,000
Accounts receivable                                    302,000               257,000
Income tax refunds receivable                        1,954,000             1,954,000
  Less: allowance for doubtful receivable           (1,954,000)           (1,954,000)
                                                 ----------------------------------------
Income tax refunds receivable, net                       -                     -
Accrued interest receivable                            499,000               611,000
Investment in limited partnership, at cost             250,000                 -
Telephone systems, net                               1,394,000             1,579,000
Office furniture and equipment, net                     48,000                58,000
Other assets                                             4,000                5,000
                                                 ----------------------------------------
TOTAL ASSETS                                      $ 26,788,000          $ 29,473,000
                                                 ----------------------------------------
                                                 ----------------------------------------

LIABILITIES AND
SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------

LIABILITIES:

Deferred income taxes                             $  3,367,000          $  3,099,000
Liabilities and accrued expenses                       526,000             4,396,000
Minority interest in limited partnership               484,000               495,000
                                                 ----------------------------------------
TOTAL LIABILITIES                                    4,377,000             7,990,000
                                                 ----------------------------------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
  authorized: 7,815,000 shares issued and
  outstanding in 1995 and 1994                       7,815,000             7,815,000
Capital in excess of par value                      55,946,000            55,946,000
Accumulated deficit                                (41,353,000)          (42,073,000)
Unrealized holding gains (losses) on investment
  securities available for sale, net of taxes            3,000              (205,000)
                                                 ----------------------------------------
TOTAL SHAREHOLDERS' EQUITY                          22,411,000            21,483,000
                                                 ----------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 26,788,000          $ 29,473,000
                                                 ----------------------------------------
                                                 ----------------------------------------

See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                             NINE MONTHS    NINE MONTHS   THREE MONTHS   THREE MONTHS
INCOME:                                     ENDED 9/30/95  ENDED 9/30/94  ENDED 9/30/95  ENDED 9/30/94
-------                                     -------------  -------------  -------------  -------------
Interest and fees on loans receivable        $  339,000     $   387,000      $203,000       $  76,000
Interest on investment securities available
  for sale and money market funds               659,000         467,000       199,000         195,000
Gain on sale of  securities                      12,000           -            12,000           -
Dividend income                                  60,000           -             1,000           -
Telephone system revenue                      1,176,000         695,000       368,000         352,000
Lawsuit settlement, net                         560,000       3,331,000          -            843,000
Refund of litigation costs                        -             757,000          -              -
Other                                             -             103,000          -             10,000
                                            ----------------------------------------------------------
Total Revenues                                2,806,000       5,740,000       783,000       1,476,000
                                            ----------------------------------------------------------
EXPENSES:
Telephone time charges                          554,000         332,000       171,000         164,000
General and administrative                    1,351,000       1,388,000       381,000         649,000
                                            ----------------------------------------------------------
Total Expenses                                1,905,000       1,720,000       552,000         813,000
                                            ----------------------------------------------------------
INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                           901,000       4,020,000       231,000         663,000
INCOME TAX PROVISION                           (130,000)     (1,525,000)      (30,000)       (271,000)
MINORITY INTEREST IN INCOME
OF CONSOLIDATED PARTNERSHIP                     (51,000)        (69,000)       (8,000)        (37,000)
                                            ----------------------------------------------------------
NET INCOME                                   $  720,000     $ 2,426,000      $193,000      $  355,000
                                            ----------------------------------------------------------
                                            ----------------------------------------------------------
Net income per common share:
  Primary                                         $ .09           $ .31         $ .02           $ .05
  Fully Diluted                                     .09             .31           .02             .05
                                            ----------------------------------------------------------
                                            ----------------------------------------------------------

See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                       NINE MONTHS      NINE MONTHS
                                                      ENDED 9/30/95    ENDED 9/30/94
                                                      -------------    -------------
CASH FLOWS/OPERATING ACTIVITIES:
Net income                                            $    720,000     $  2,426,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for loan losses                                   -                31,000
Depreciation and amortization                              381,000          231,000
Accretion of discount on purchased loans                   (81,000)           -
Increase in accounts receivable                            (45,000)        (153,000)
Decrease (Increase) in accrued interest receivable         112,000         (283,000)
Increase in deferred income taxes                          130,000        1,650,000
Gain on sale of investment securities                      (12,000)           -
Decrease in other assets                                     1,000            7,000
Decrease in liabilities and accrued expenses            (3,870,000)        (204,000)
Increase (Decrease) in minority interest                   (11,000)         343,000
                                                      ------------------------------
NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                            (2,675,000)       4,048,000
                                                      ------------------------------
CASH FLOWS/INVESTING ACTIVITIES:

Purchase of securities                                 (11,752,000)     (46,734,000)
Proceeds from maturities of securities                   5,000,000       11,725,000
Proceeds from sales of securities                       12,480,000       11,300,000
Loan originations                                       (1,097,000)      (5,232,000)
Purchase of loans, net of discount                      (3,551,000)           -
Principal collected on loans receivable                  1,549,000        5,906,000
Purchase of limited partnership interest                  (250,000)           -
Purchase of telephone systems and office
  equipment                                                  -           (1,145,000)
                                                      ------------------------------
NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                             2,379,000      (24,180,000)
                                                      ------------------------------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                             (296,000)     (20,132,000)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                845,000       23,257,000
                                                      ------------------------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                              $    549,000     $  3,125,000
                                                      ------------------------------
                                                      ------------------------------

Supplemental schedule of non cash investing and financial activities for the period:

Tax effect of unrealized gains on
  investment securities                               $    138,000            -
                                                      ------------------------------
                                                      ------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1995

1. BASIS OF PRESENTATION

   In the opinion of Westminster Capital, Inc. and consolidated entities
   (the "Company"), the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 1995 and December 31, 1994, and the results of operations and statements of cash flows for the periods ended September 30, 1995 and 1994.

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

   Minor reclassifications have been made to the September 30, 1994 consolidated statement of operations to conform with the 1995 presentation. In addition, a $1,954,000 provision for unresolved tax issues which was included in accrued expenses and liabilities in 1994 has been reclassified to an allowance for doubtful receivables.

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

   On February 14, 1995 a Settlement Agreement and Release was entered into by and between the Resolution Trust Corporation (the "RTC", the Company, and three of its present and former directors ("Directors"). The Settlement Agreement provided for payment of $4 million by the Company to the RTC, requires the RTC to cooperate with the Company in connection with the pending proceedings to recover tax payments made by the Company to the State of California, and releases all claims among the parties. The $4 million settlement was provided for in the 1994 consolidated financial statements as of and for the year ended December 31, 1994.

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

4. EARNINGS PER SHARE

   The Company has outstanding certain employee stock options which have been determined to be common stock equivalents for purposes of computing earnings per share. During the nine months ended September 30, 1995, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method of computing earnings per share, the weighted average number of shares of common stock and common stock equivalents outstanding were 7,840,000 for primary earnings per share for the quarter and the nine months ended September 30, 1995 and 7,885,000 shares for fully diluted earnings per share for the quarter and 7,860,000 shares for the nine months ended September 30, 1995. There were no dilutive common stock equivalents during 1994.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Revenues for the quarter ended September 30, 1995 were $783,000 compared to $1,476,000 for the quarter ended September 30, 1994. The decrease of $693,000 was primarily due to receiving $843,000 from a lawsuit settlement during the third quarter of 1994. There was no such settlement revenue during the third quarter of 1995. The lawsuit settlement represented additional settlement payments from the litigation against Drexel Burnham Lambert Inc., Michael Milken and other related parties which settled in 1993. The settlement amount is net of court directed attorneys fees of $453,000. Although the Company expects to receive additional settlement payments in the future, the timing and amounts of such revenue are not determinable. The decrease was partially offset by a $127,000 increase in interest and fees on loans receivable which resulted from the increase in loans outstanding during the third quarter of 1995.

  Revenues for the nine months ended September 30, 1995 were $2,806,000 which was a $2,934,000 decrease from the $5,740,000 of revenues for the nine months ended September 30, 1994. The large decrease primarily resulted from the lawsuit settlement described in the previous paragraph and additional settlement amounts received in the six month period ended June 30, 1994 which totalled $3,331,000 for the nine months ended September 30, 1994 compared to $560,000 received in 1995 or a decrease of $2,771,000. The settlement amounts were net of court directed attorneys fees of $1,793,000 and $302,000, respectively.

  Revenues also decreased during the nine months ended September 30, 1995 due to a refund of litigation costs of $757,000, incurred in years prior to 1994 and received in 1994. There was no refund of litigation costs in the nine month period ended September 30, 1995.

  The decreases in revenues discussed in the preceeding two paragraphs were partially offset by a $481,000 increase in telephone system revenue for the nine months ended September 30, 1995 compared to the same period in 1994 and a $192,000 increase in interest on investment securities available for sale and money market funds. Telephone system revenues increased because of the expanded operations of Global Telecommunications and interest on investment securities available for sale and money market funds increased because of average increased investing levels and average increased interest rates.

  Telephone time charges increased from $164,000 for the three months ended September 30, 1994 to $171,000 for the three months ended September 30, 1995. These charges increased from $332,000 for the nine months ended September
30, 1994 to $554,000 for the same period in 1995. The increases resulted from the expanded operations of Global Telecommunications during the first six months of 1994. For the remaining six months of 1994 and the nine month period ended September 30, 1995 the level of operations remained relatively consistent. General and administrative expenses decreased from $649,000 for the three months ended September 30, 1994 to $381,000 for the three months ended September 30, 1995. These expenses decreased only slightly from $1,388,000 for the first nine months of 1994 to $1,351,000 for the same period in 1995. The large decrease of $268,000 in the quarter ended September 30, 1995 was primarily attributable to legal fees in the 1994 quarter in connection with the Resolution Trust Corporation matter described in Note 1 of the Notes to Consolidated Financial Statements.

  Net income for the three months ended September 30, 1995 was $193,000 or $.02 per share compared to $355,000 or $.05 per share for the same period in 1994. This decrease resulted from the increases and decreases in revenues and expenses discussed in previous paragraphs. The large decrease was partially offset by a decrease in income taxes resulting from the decreased pre tax income and a decreased effective tax rate. The third quarter 1995 provision for income taxes was 13% of pre tax income compared to 41% for the same period in 1994. The effective tax rate decreased in 1995 due to a greater proportion of non taxable interest on municipal securities.

  Net income for the nine months ended September 30, 1995 was $720,000 or $.09 per share compared to $2,426,000 or $.31 per share for the comparable period in 1994. This decrease was a result of all of the factors discussed in the previous paragraphs. The effective tax rate on pre tax income was 14% for the nine months of 1995 compared to 38% for the same period in 1994 due to a greater proportion of non taxable interest on municipal securities in 1995.

LOANS RECEIVABLE

  At September 30, 1995, there were several loans outstanding to a privately owned dealer in real estate and real estate mortgages in the amount of $680,000. At September 30, 1995, $480,000 of principal payments were past due for more than ninety days. In addition, approximately $170,000 of accrued interest was past due.

  These loans are secured by real properties and Management believes that there is adequate collateral value to cover the principal balance and all past due interest. Accordingly, no allowance for loan losses has been established nor has the accrual of interest ceased.

  During August, 1995 the Company purchased $3,551,000 of loans, net of discount of $742,000, from a financial institution. The loans are to automobile leasing companies which act as the lessor in automobile leasing transactions with lessees. The loans are secured by the underlying leases. The loans have an average contractual maturity of approximately 18 months and have a weighted average interest rate of 8%. The yield will be increased by the discount to be accreted to income over the lives of the loans.

LIQUIDITY

  The principal changes in the Company's financial condition at September 30, 1995 as compared to December 31, 1994 are the decrease of approximately $5.6 million in investment securities available for sale and a decrease of approximately $3.9 million in liabilities and accrued expenses. These decreases resulted from the payment of $4 million during 1995 to the RTC (See Note 1 of Notes to Consolidated Financial Statements). In addition, some of the funds received on matured investment securities available for sale were used to fund loans and the investment in the limited partnership. The remaining $19.8 million of investment securities available for sale consist of municipal securities. Since these securities have a weighted average maturity of approximately 10 months, the Company continues to maintain a very strong liquidity position.

  The Company's finanical position at September 30, 1995 remained strong. Shareholders' equity was $22,411,000 (as compared to $21,483,000 at December 31, 1994), and the Company had no debt, although it did have $3,367,000 in deferred income tax liabilities. Liabilities and accrued expenses also were reduced from $4,396,000 at December 31, 1994 to $526,000 at September 30, 1995, which primarily resulted from the $4 million payment to the RTC. (See
Note 1 of Notes to Consolidated Financial Statements).

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

Dated:  November 9, 1995                        WESTMINSTER CAPITAL, INC.
                                                (Registrant)

                                                By  /s/  WILLIAM BELZBERG
                                                    -------------------------
                                                    William Belzberg,
                                                    Chairman of the Board of
                                                    Directors and Chief
                                                    Executive Officer


                                                By  /s/  PHILIP J. GITZINGER
                                                    -------------------------
                                                    Philip J. Gitzinger
                                                    Executive Vice President and
                                                    Chief Financial Officer