Form 10-K405
period 1995-12-31
WESTMINSTER CAPITAL INC
filed 1996-03-29
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                 (Mark One)

                 /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1995
                                       OR

                 /  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from            to

                         Commission file number 1-4923

                           WESTMINSTER CAPITAL, INC.
           (Exact name of the Registrant as Specified in its Charter)

                Delaware                                                95-2157201
          (State or Other Jurisdiction of
          Incorporation or Organization)                  (I.R.S. Employer Identification No.)

          9665 Wilshire Boulevard, M-10, Beverly Hills, California                          90212
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X ]

The aggregate market value of the voting stock held by non affiliates of the Registrant, based upon the closing sale price on the Pacific Stock Exchange of its common stock on March 15, 1996 was approximately $6,116,000. For purposes of the foregoing calculation, certain persons that have filed reports on
Schedule 13D with the Securities and Exchange Commission with respect to the beneficial ownership of more than 5% of the Registrant's outstanding voting stock and directors and executive officers of the Registrant have been excluded from the group of stockholders deemed to be nonaffifliates of the Registrant.

The number of shares of common stock, $1.00 par value per share, of the Registrant outstanding as of March 15, 1996, was 7,814,607.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for 1996 Annual Meeting of Stockholders is incorporated in Part III of this Report.

                           WESTMINSTER CAPITAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                    CONTENTS

PART I

         ITEM 1.   BUSINESS                                             3

         ITEM 2.   PROPERTIES                                           5

         ITEM 3.   LEGAL PROCEEDINGS                                    5

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS                                              6

PART II

         ITEM 5.   MARKET FOR THE CORPORATION'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS                          7

         ITEM 6.   SELECTED FINANCIAL DATA                              7

         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS        9

         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA         13

         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE              25

PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                   CORPORATION                                         26

         ITEM 11.  EXECUTIVE COMPENSATION                              26

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                      26

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS      26

PART IV.

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                   REPORTS ON FORM 8-K                                 26

Index to Exhibits                                                      29

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

         Since the RTC took possession of the Association, the Corporation has acquired an interest in a local telephone service company (see "Telephone Company Investment", below), purchased a loan portfolio secured by automobile leases (see "Loans Secured by Automobile Leases" below), purchased a subordinated convertible debenture (see "Subordinated Convertible Debenture", below), made several loans secured by real property mortgage loans (see "Mortgage Lending", below), purchased and disposed of a controlling interest in a furniture rental company (see "Furniture Rental Business", below) and increased its investment in, operated and sold an apartment house complex located in Las Vegas, Nevada (see "Apartment House Business", below).

         The Corporation is a Delaware corporation formed in 1959. The executive office of the Corporation is located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212 and its telephone number is (310) 278-1930.

TELEPHONE COMPANY INVESTMENT

         The Corporation acquired a limited partnership interest in Global Telecommunications Systems, LTD. ("Global Telecommunications") in October 1993 and had invested $390,000 in that partnership at December 31, 1993 to fund a telephone accessing network on two military bases. During 1994, the Corporation invested an additional $875,000 in Global Telecommunications, including $185,000 in the two ongoing projects and $690,000 in a network for two additional military bases.

         Global Telecommunications has contracts with the four military bases to install and operate telephone network systems which include long distance telephone service. Telephone system revenue is generated through the use of the system by the individual subscribers. This revenue is partially offset by time charges from the long distance telephone provider. Under the Global Telecommunications partnership agreement the Corporation is entitled to 75% of the partnership distributions (which is proportional to its investment) until it receives a return of its investment plus a 10% per annum return thereon. Thereafter the Corporation is entitled to 60% of all distributions with respect to the first two projects and 67.5% of all distributions with respect to the last two projects. All four of the projects have been completed and were profitable during 1994 and 1995. The consolidated financial statements include this investment on a consolidated basis.

LOANS SECURED BY AUTOMOBILE LEASES

         During August 1995 the Corporation purchased $3,551,000 of loans, net of discount of $742,000, from a financial institution. The loans are to automobile leasing companies which act as the lessors' in automobile leasing transactions with lessees and the loans are secured by the leases. The loans have an average contractual maturity of approximately 18 months and have a weighted average interest rate of 8%. The yield will be increased by the discount to be accreted to income over the lives of the loans.

SUBORDINATED CONVERTIBLE DEBENTURE

         On November 30, 1995, the Corporation purchased a 9% Subordinated Convertible Debenture in the amount of $1,250,000 issued by NAL Financial Group, Inc. ("NAL"). The Debenture is due and payable in one year with interest payments due quarterly. The Debenture is convertible into NAL common stock at any date prior to maturity based on a conversion formula. The Corporation also received 87,500 detachable common stock purchase warrants at a fixed price of $14 per share for a five-year period from the date of issuance. At December 31, 1995, the closing bid price of NAL was quoted at $13 5/8 on NASDAQ.

MORTGAGE LENDING

         On September 3, 1993 the Corporation purchased 70 mortgage loans for a purchase price of $375,000. The loans had an interest rate of 9% per annum and were secured by first mortgages on single family residences. The loans were sold to an unaffiliated party for $530,270, including accrued interest, on October 29, 1993.

         During the period from September 1993 through July 1995 the Corporation made several loans which aggregated approximately $7,313,000 and were secured by mortgages or deeds of trust on residential and commercial properties as well as notes secured by mortgages and deeds of trust on residential and commercial properties. At December 31, 1995 the entire principal balance and accrued interest thereon had been paid in full. However, there was also approximately $1,180,000 due in loan fees and penalties. These fees and penalties were due at various dates during 1994 and 1995 and were all past due at December 31, 1995, and bear interest at approximately 15%. These fees and penalties will be recognized on a cash basis as the ultimate collectibility is in doubt. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Past Due Loans, Interest and Loan Fees."

FURNITURE RENTAL BUSINESS

         In June 1992 the Corporation purchased all of the issued and outstanding shares of Class B Common Stock of Express Rental, Inc. ("Express"), a closely held corporation engaged in the business of renting furniture for residential and business purposes in Southern California. In connection with the stock purchase the Corporation also loaned Express $1,800,000 which was subsequently paid in full. The shares of Class B Common Stock purchased by the Corporation constituted 50% of the equity of Express represented by all outstanding shares of common stock and gave the Corporation the right to elect a majority of the Express directors.

         In June 1993 the Corporation sold its equity investment in Express for an amount equal to its cost ($200,000), payable $125,000 in cash and the balance pursuant to a promissory note payable in two years and secured by a pledge of all of the outstanding shares of Common Stock of Express. The note was paid in full on January 2, 1996. The Consolidated Statement of Operations for 1993 reflects the income for that period in loss from discontinued operations, net of tax.

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

         As a result of the default by certain of the partners on obligations owed to a subsidiary of the Corporation, that subsidiary exercised its rights on default and acquired the interest of those partners. In October 1993 the apartment house project was sold for an aggregate sales price of $18,050,000, which resulted in a pre-tax loss of $1,245,000 to the Corporation, which is included in loss from discontinued operations, net of tax.

EMPLOYEES

         As of December 31, 1995, the Corporation had thirteen salaried employees (including nine Global Telecommunications employees), two of whom are executive officers.


ITEM 2.   PROPERTIES

         The executive office of the Corporation is located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212, telephone (310) 278-1930. The Corporation's executive office is leased for a five year term ending in 1997.

ITEM 3.   LEGAL PROCEEDINGS

         During 1995, the Corporation received approximately $1.2 million in net proceeds from a settlement of claims asserted on behalf of the Corporation against Drexel Burnham Lambert Inc. ("Drexel"), Michael Milken ("Milken") and other related parties in an action filed in the Los Angeles County Superior Court in 1989. The action involved claims of various violations of federal and state securities laws by Drexel, Milken and the other parties. The $1.2 million represents an award of approximately $1.9 million, less court directed attorneys' fees of approximately $.7 million. During 1994, the Corporation received approximately $3.5 million in net proceeds which represents an award of approximately $5.4 million, less court directed attorneys' fees of approximately $1.9 million. During 1993, the Corporation received approximately $16.8 million in net proceeds which represents an award of approximately $25.9 million, less court directed attorneys' fees of approximately $9.1 million.

         Although the Corporation expects to receive additional settlement payments in the future, the timing and amounts of such revenues are not determinable. The Corporation did receive an additional payment of approximately $696,000, net of court directed attorneys' fees, in the first quarter of 1996 which will be reflected in the Corporations' first quarter 1996 consolidated financial statements.

         On April 15, 1994 the Corporation received notice from the RTC that the RTC had decided to commence an action against the Corporation and three of its present and former directors relating to transactions involving the association. On February 14, 1995 a Settlement Agreement and Release was entered into by and between the RTC and the Corporation and three of its present and former directors ("Directors"). The Settlement Agreement provides for payment of $4 million by the Corporation to the RTC, requires the RTC to cooperate with the Corporation in connection with the pending proceedings to recover tax payments made by the Corporation to the State of California, and releases all claims among the parties. The Settlement Agreement, which specifically acknowledges that the Corporation and Directors have consistently denied any liability to the RTC, was entered into for purposes of compromising the claims and avoiding the cost of a time consuming and potentially lengthy legal battle that would take management time, effort and resources. The $4 million settlement was provided for in the 1994 consolidated financial statements and paid in the first quarter of 1995.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

EXECUTIVE OFFICERS OF REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in part I of the Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 1996.

         The follwing table sets forth certain information with respect to the executive officers of the Corporation:

                       Name                            Age          Position
                       ----                            ---          --------
                       William Belzberg                63           Chairman of the Board and
                                                                    Chief Executive Officer

                       Philip J. Gitzinger             54           Executive Vice President and
                                                                    Chief Financial Officer

         The term of office of the officers may be terminated at any time by the Board of Directors.

         Mr. William Belzberg has served as chairman of the Board of Directors of the Corporation since 1977, and from 1977 to January 1991 he served as Chairman of the Board of Directors of FarWest Savings and Loan Association, a savings and loan association owned by the Corporation during that period. Mr. Belzberg was also President and Chief Executive Officer of the Corporation in 1987 and 1988 and has served as Chief Executive Officer since September 1990.

         Mr. Philip J. Gitzinger has served as Executive Vice President and Chief Financial Officer of the Corporation since 1994. From 1991 to 1994, Mr. Gitzinger was Executive Vice President and Chief Financial Officer of GBC Bancorp, a bank holding company located in Los Angeles. Prior thereto, he was a partner with the certified public accounting firm of KPMG Peat Marwick LLP in Los Angeles.

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

                                            High           Low
                                            ----           ---
          1995
          ----
          First Quarter              $   1 15/16     $   1 1/8
          Second Quarter                 1 15/16         1 5/8
          Third Quarter                    2 1/4         1 1/2
          Fourth Quarter                  2 5/16             2

          1994
          ----
          First Quarter              $    1 7/16     $   1 1/8
          Second Quarter                   1 1/4           7/8
          Third Quarter                    1 1/8           7/8
          Fourth Quarter                   1 3/8         1 1/4

         The Corporation had approximately 1,085 holders of record of its Common Stock as of March 15, 1996.

         The Corporation has not paid cash dividends since 1989 and intends to retain all cash resulting from its business operations for future acquisitions and investments.

ITEM 6.  SELECTED FINANCIAL DATA

         Because the Corporation does not have access to audited financial data with respect to the Association for any period subsequent to December 31, 1990, the financial data for the Association is omitted for 1991 and subsequent years. The RTC took possession of the Association on January 11, 1991.

                            SELECTED FINANCIAL DATA
                          (excluding the Association)
                  (dollars in thousands except per share data)


                                                   1995            1994            1993            1992           1991
                                                   ----            ----            ----            ----           ----
                 FINANCIAL DATA:
                 Total assets                      $28,199         $29,473         $27,311         $29,058        $15,034
                 Cash and cash
                    equivalents                      1,715             845          23,257           6,166          8,267
                 Loans receivable, net               2,513             716           1,410              92            496
                 Securities available
                    for sale                        20,247          25,402               -               1              1
                 Subordinated convertible
                    debenture, available for sale    1,250               -               -               -              -
                 Telephone systems, net              1,333           1,579             546               -              -
                 Investment in real estate               -               -               -          18,757          2,250
                 Total liabilities                   5,099           7,990           4,015          18,196          1,147
                 Shareholders' equity               23,100          21,483          23,296          10,862         13,887
                                                  ========================================================================
                 EARNINGS DATA:
                 Interest income                   $ 1,467         $ 1,139         $   219         $   277        $   858
                 Loan fees                             320              75               -               -              -
                 Lawsuit settlement, net             1,209           3,528          16,819               -              -
                 Telephone system revenue            1,522           1,102              14               -              -
                 Gain on sale of
                    investments                          -               -               -               -            890
                 Gain on sale of loans                   -               -             150               -              -
                 Refund of litigation costs              -             757               -               -              -
                 Income (loss) from
                    continuing operations            1,308          (1,608)         12,844          (2,874)          (716)
                 (Loss) from discontinued
                    operations                           -               -            (410)           (151)             -
                 Net income (loss)                   1,308          (1,608)         12,434          (3,025)          (716)
                                                  ========================================================================
                 PER SHARE DATA:
                 Net income (loss) per share
                   from continuing operations         $.17           $(.21)          $1.64           $(.37)         $(.09)
                 Net (loss) per share from
                   discontinued operations               -               -           $(.05)          $(.02)             -
                 Net income (loss) per
                   share                              $.17           $(.21)          $1.59           $(.39)         $(.09)
                 Book value per share
                   (end of period)                   $2.96           $2.75           $2.98           $1.39          $1.78
                 Weighted average shares
                   outstanding                       7,815           7,815           7,815           7,815          7,815

                 Cash dividends per share                -               -               -               -              -
                                                  ========================================================================

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The Corporation's financial statements for the years 1991 through 1995 do not include the operations or assets and liabilities of the Association because the Association was seized by the RTC on January 11, 1991. See "Business - General".

         At December 31, 1995 the Corporation's principal assets consisted of cash and cash equivalents, securities available for sale, a subordinated convertible debenture, available for sale, an investment in Global Telecommunications, a limited partnership engaged in constructing and operating local telephone services for military residential quarters (See "Business - Telephone Company Investment"), and loans secured by automobile leases (See "Business - Loans Secured by Automobile Leases").

         The Corporation's major source of on-going income is limited to the interest earned on its cash and cash equivalent positions, interest on securities, interest on its loan portfolio and income from Global
Telecommunications.

RESULTS OF OPERATIONS

         Revenues for 1995 were $4,596,000 compared to $6,706,000 for 1994.
The decrease primarily resulted from a significant reduction in the amounts received from the Drexel, Milken litigation. See "Legal Proceedings". In 1995, the Corporation received $1,209,000 net of attorneys' fees as compared to $3,528,000, net of attorneys' fees in 1994. Although the Corporation expects to receive additional settlement payments in the future, the timing and amounts of such revenues are not determinable. The Corporation did receive an additional payment of approximately $696,000, net of court directed attorneys' fees, in the first quarter of 1996 which will be reflected in the Corporations' first quarter 1996 consolidated financial statements. The decrease in 1995 also resulted from a refund of litigation costs incurred in prior years which was recognized in 1994. There was no such refund in 1995.

         The decrease in revenues in 1995 was partially offset by increases in interest on loans of $196,000, loan fees of $245,000, interest on securities of $132,000 and telephone system revenue of $420,000. Interest on loans and securities increased because of higher interest rates during 1995 which were only partially offset by lower average principal balances outstanding. Loan fees increased because they are recognized on the cash basis as received due to the uncertainty of collectibility. Telephone system revenue, which consists entirely of billings for telephone charges, increased due to the fact that 1995 was the first full year of operations for all four bases.

         Revenues for 1994 were $6,706,000 compared to $17,250,000 for 1993.
The decrease primarily resulted from a reduction in the amounts received from the Drexel, Milken litigation. See "Legal Proceedings". In 1994, the Corporation received $3,528,000 net of attorneys' fees as compared to $16,819,000, net of attorneys' fees in 1993.

         The decrease in revenues was partially offset by increases in interest on loans of $362,000, interest on securities of $558,000, telephone system revenue of $1,088,000 and a $757,000 refund of litigation costs incurred in prior years. Interest income increased because of the investment of funds received in late 1993 from the lawsuit settlement. Telephone system revenue increased due to the expanded operations of Global Telecommunications.

         Total expenses for 1995 were $2,819,000 compared to $6,422,000 for 1994. The decrease was due to a $4,000,000 regulatory settlement in 1994 (See "Legal Proceedings"). There was no such settlement in 1995. General and administrative expenses also decreased $162,000 in 1995. The decreases were partially offset by increases of $204,000 in telephone time charges and

$355,000 of telephone system expenses in 1995. Telephone time charges and telephone system expenses increased because 1995 was the first full year of operations for all four bases.

         Total expenses for 1994 were $6,422,000 compared to $720,000 for 1993. The increase was due to a $4,000,000 regulatory settlement in 1994 and increases in telephone time charges of $508,000, telephone system expenses of $275,000 and general and administrative expenses of $919,000. Telephone time charges and telephone system expenses increased because of the expansion of Global Telecommunications in 1994.

         General and administrative expenses for the years 1993 through 1995 consisted principally of legal fees incurred in defending litigation pending against the Corporation and its officers and directors (see "Legal Proceedings") as well as salaries, occupancy expense and other costs.

         The decrease in general and administrative expenses for 1995 compared to 1994 primarily resulted from a reduction of legal expenses of approximately $400,000 during 1995. This decrease was partially offset by an increase in most other expense categories due to the continued increase in the Corporation's activities during 1995. The increase in general and administrative expenses for 1994 as compared to 1993 resulted from an increase in legal expenses of approximately $423,000 and increases in most expense categories. Legal expenses increased because of the RTC potential litigation which was settled in 1995. All other expense categories increased due to the increase in the Corporation's activities during 1994.

         The 1995 provision for income taxes primarily reflects a deferred provision for income before taxes less non taxable interest for Federal income tax purposes and a deferred provision for income before taxes for State income tax purposes. The 1994 provision for income taxes primarily reflects a provision for unresolved tax issues. The 1993 provision primarily reflects a deferred provision for the settlement of the Drexel and Milken claims, offset by net operating loss carryforwards of the Corporation.

         The loss from discontinued operations, net of tax, of $410,000 for 1993 reflects the loss from the Las Vegas apartment house complex and the Corporation's portion of Express's income for 1993 before they were sold.

         In the fourth quarter of 1994, the Corporation received the preliminary results provided by the Franchise Tax Board with respect to its refund claim for approximately $3.9 million (including accrued interest of $1.2 million). Those audit findings propose to deny the refund claim. The Corporation has filed a protest with the California Franchise Tax Board which sets forth its position with respect to the refund claims. While the Corporation remains convinced that it will eventually recover all or a substantial portion of its refund claim, in 1992 the Corporation established a valuation allowance of 50%, adjusting the carrying value of this asset to $1,954,000 at December 31, 1992, to reflect the uncertainties attributable to the California Franchise Tax Board's position. Due to continuing uncertainties and the length of time it will take to resolve this matter, management recorded an additional provision for unresolved tax issues of $1,954,000 during 1994. The provision is included in the provision for income taxes in the 1994 Consolidated Statement of Operations.

PAST DUE LOANS, INTEREST AND LOAN FEES

         During the period from September 1993 through July, 1995 the Corporation made several loans which aggregated approximately $7,313,000 and were secured by mortgages or deeds of trust on residential and commercial properties as well as notes secured by mortgages and deeds of trust on residential and commercial properties. At December 31, 1995 the entire principal balance and accrued interest thereon had been paid in full. However, there was also approximately $1,500,000 in loan fees and penalties which were due at various dates during 1995 and 1994 and bear interest at approximately 15%.

         During 1995, the Corporation received approximately $320,000 of the fees and penalties due. The balance of $1,180,000 plus accrued interest of $70,000 is all past due at December 31, 1995. Due to the past due nature of these fees, penalties and interest and the questionable value of the remaining collateral, none of these amounts have been recognized in the consolidated financial statements. Income will only be recognized as cash payments are received.

LIQUIDITY

         The principal changes in the Corporation's financial condition at December 31, 1995 as compared to December 31, 1994 are the decrease in the accumulated deficit of $1,308,000 resulting from the net income for the year ended December 31, 1995, and the significant decrease in securities available for sale which was accompanied by increases in cash and cash equivalents subordinated convertible debenture and loans receivable resulting from the purchase of an automobile leasing portfolio. Since these securities available for sale have a weighted average maturity of approximately 16 months, the Corporation continues to maintain a very strong liquidity position.

         The Corporation's financial position at December 31, 1995 remained strong. Shareholders' equity was $23,100,000 (as compared to $21,483,000 at December 31, 1994), and the Company had no debt, although it did have $4,349,000 in income tax liabilities, $181,000 in accounts payable and $104,000 in accrued expenses. The income tax liabilities primarily consist of tax provisions for the settlements received in connection with the Drexel and related litigation (partially offset by net operating loss carryfowards). Accrued expenses decreased due to the $4,000,000 payment to the RTC in 1995 relating to the Settlement Agreement and Release entered into by and between the RTC, the Corporation and three of its present and former directors.

         The Corporation continues to seek an investment in or an acqusition of one or more businesses, although no assurances can be given that any such acquisitions or investments will be made or, if made, that they will be successful.

RECENT ACCOUNTING DEVELOPMENTS

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). This Statement establishes accounting standards for the recognition of impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

         Under SFAS 121, an entity shall review for impairment its long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing this review, the entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized, measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, as a component of income from continuing operations before income taxes.

         SFAS 121 requires that all long-lived assets and certain identifiable intangibles to be disposed of that are not covered by APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", shall be reported at the lower of carrying amount or fair value less cost to sell. Any loss resulting from this measurement, along with gains and losses resulting from subsequent revisions in estimates of fair value less cost to sell, shall be reported as a component of income from continuing operations before income taxes.

         SFAS 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995 and is required to be adopted prospectively. Long-lived assets and identifiable intangibles held by the Corporation consist of telephone systems and office furniture and equipment. The Corporation has not yet adopted SFAS 121; however, given the Corporation's current accounting policies for recording and measuring its long-lived assets and identifiable intangibles, the Corporation does not anticipate a material impact on its operations or financial position from the implementation of SFAS 121.

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").
SFAS 123 established financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock, and stock appreciation rights. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under SFAS 123, companies that do not follow the fair value based method of accounting in the financial statements are required to provide pro forma disclosure of net income and earnings per share in the footnotes to the financial statements as if they had adopted the fair value method of accounting for stock based compensation.

         The accounting requirements of SFAS 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS 123, are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS 123 is initially adopted for recognizing compensation cost. The Corporation has not yet implemented SFAS 123 and does not believe that it will have a material adverse effect on its financial position or results of operations. Upon implementation, the Corporation intends to elect the pro forma method of disclosure to comply with the requirements of SFAS 123.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Westminster Capital, Inc.
Beverly Hills, California:

We have audited the accompanying consolidated statements of financial condition of Westminster Capital, Inc. and subsidiaries (the "Corporation") as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westminster Capital, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in note 2 of the notes to the consolidated financial statements, the Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994.



/s/ KPMG Peat Marwick LLP

Los Angeles, California
March 1, 1996

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1995 AND 1994




                  ASSETS                                                                 1995                    1994
                 --------------------------------------------------------------------------------------------------------
                 Cash and cash equivalents                                           $ 1,715,000              $   845,000
                 Securities available for sale, at market                             20,247,000               25,402,000
                 Subordinated convertible debenture, available for sale                1,250,000                        -
                 Loans receivable, net                                                 2,513,000                  716,000
                 Accounts receivable                                                     321,000                  257,000
                 Income tax refunds receivable                                         1,954,000                1,954,000
                    Less: allowance for doubtful receivable                           (1,954,000)              (1,954,000)
                                                                                     ------------------------------------
                 Income tax refunds receivable, net                                            -                        -
                 Accrued interest receivable                                             522,000                  611,000
                 Telephone systems, net                                                1,333,000                1,579,000
                 Office furniture and equipment, net                                      45,000                   58,000
                 Other assets                                                            253,000                    5,000
                                                                                     ------------------------------------
                 TOTAL ASSETS                                                        $28,199,000              $29,473,000
                                                                                     ====================================
                 LIABILITIES AND
                 SHAREHOLDERS' EQUITY
                 --------------------------------------------------------------------------------------------------------
                 LIABILITIES:

                 Accounts payable                                                    $   181,000              $    65,000
                 Accrued expenses                                                        104,000                4,223,000
                 Income taxes                                                          4,349,000                3,207,000
                 Minority interest in limited partnership                                465,000                  495,000
                                                                                     ------------------------------------
                 TOTAL LIABILITIES                                                     5,099,000                7,990,000
                                                                                     ------------------------------------
                 SHAREHOLDERS' EQUITY:

                 Common stock, $1 par value: 30,000,000 shares
                      authorized: 7,815,000 shares issued and
                      outstanding in 1995 and 1994                                     7,815,000                7,815,000
                 Capital in excess of par value                                       55,946,000               55,946,000
                 Accumulated deficit                                                 (40,765,000)             (42,073,000)
                 Unrealized holding gains (losses) on
                    securities available for sale, net of taxes                          104,000                 (205,000)
                                                                                     ------------------------------------
                 TOTAL SHAREHOLDERS' EQUITY                                           23,100,000               21,483,000
                                                                                     ------------------------------------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $28,199,000              $29,473,000
                                                                                     ====================================


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31, 1995


                 INCOME:                                                  1995                  1994                  1993
                 -------                                                  ----                  ----                  ----
                 Interest on loans                                  $  618,000           $   422,000         $      60,000
                 Loans fees                                            320,000                75,000                     -
                 Interest on securities available
                    for sale and money market funds                    849,000               717,000               159,000
                 Gain on sale of securities available for sale          15,000                     -                     -
                 Lawsuit settlement, net                             1,209,000             3,528,000            16,819,000
                 Telephone system revenue                            1,522,000             1,102,000                14,000
                 Refund of litigation costs                                  -               757,000                     -
                 Gain on sale of loans held for sale                         -                     -               150,000
                 Other                                                  63,000               105,000                48,000
                                                                    ------------------------------------------------------
                 Total Income                                        4,596,000             6,706,000            17,250,000
                                                                    ------------------------------------------------------
                 EXPENSES:
                 ---------

                 Regulatory settlement                                       -             4,000,000                     -
                 Telephone time charges                                723,000               519,000                11,000
                 Other telephone system charges                        636,000               281,000                 6,000
                 General and administrative                          1,460,000             1,622,000               703,000
                                                                    ------------------------------------------------------
                 Total Expenses                                      2,819,000             6,422,000               720,000
                                                                    ------------------------------------------------------
                 INCOME FROM CONTINUING
                 OPERATIONS BEFORE INCOME
                 TAXES AND MINORITY INTEREST                         1,777,000               284,000            16,530,000

                 INCOME TAX PROVISION                                 (420,000)           (1,778,000)           (3,687,000)

                 MINORITY INTEREST IN (INCOME) LOSS
                 OF CONSOLIDATED PARTNERSHIP                           (49,000)             (114,000)                1,000
                                                                    ------------------------------------------------------
                 INCOME (LOSS) FROM
                 CONTINUING OPERATIONS                               1,308,000            (1,608,000)           12,844,000


                 LOSS FROM DISCONTINUED
                 OPERATIONS, NET OF TAX                                      -                     -              (410,000)
                                                                    ------------------------------------------------------
                 NET INCOME (LOSS)                                  $1,308,000          $ (1,608,000)         $ 12,434,000
                                                                    ======================================================

                 Per Share Data:
                      Continuing operations                             $ 0.17               $(0.21)                $1.64
                      Discontinued operations                               -                     -                 (0.05)
                                                                    ------------------------------------------------------
                      Net income (loss)                                 $ 0.17               $(0.21)                $1.59
                                                                    ======================================================


   See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 1995


                                                                                                          UNREALIZED HOLDING
                                                                                                            GAINS (LOSSES)
                                                                   CAPITAL IN                               ON SECURITIES
                                                 COMMON             EXCESS OF          ACCUMULATED       AVAILABLE FOR SALE,
                                                 STOCK              PAR VALUE            DEFICIT             NET OF TAXES
                                              ------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                     $7,815,000         $55,946,000          $(52,899,000)          $    -

Net income                                          -                   -                12,434,000                -
                                              ------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                      7,815,000          55,946,000           (40,465,000)               -

Net loss                                            -                   -                (1,608,000)               -
Unrealized holding losses on securities
   available for sale, net of taxes                 -                   -                     -                 (205,000)
                                              ------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                     $7,815,000         $55,946,000          $(42,073,000)           $(205,000)

Net income                                          -                   -                 1,308,000                -
Change in unrealized holding gains (losses)
   on securities available for sale,
   net of taxes                                     -                   -                     -                  309,000
                                              ------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                    $ 7,815,000         $55,946,000          $(40,765,000)           $ 104,000
                                              ==============================================================================



See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                                                1995                  1994                  1993
                                                                ----                  ----                  ----
CASH FLOWS/OPERATING ACTIVITIES:

Net income (loss)                                          $  1,308,000         $  (1,608,000)        $  12,434,000
Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating
   activities:
Provision for loan losses                                        30,000                31,000                     -
Depreciation, amortization and accretion, net                   264,000               354,000                18,000
Increase in accounts receivable                                 (64,000)             (245,000)                    -
Decrease (Increase) in accrued interest receivable               89,000              (572,000)                    -
Gain on sale of loans                                                 -                     -              (150,000)
Gain on sales of securities available for sale                  (15,000)                    -                     -
Loss from discontinued operations, net of
   minority interest                                                  -                     -               410,000
Net change in income taxes                                      935,000              (176,000)            3,687,000
Net change in other assets                                     (248,000)               32,000              (166,000)
Net change in accounts payable                                  116,000                65,000                     -
Net change in accrued expenses                               (4,119,000)            5,811,000            (2,238,000)
Net change in minority interest                                 (30,000)              366,000               129,000
                                                           --------------------------------------------------------
NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                      (1,734,000)            4,058,000            14,124,000
                                                           --------------------------------------------------------
CASH FLOWS/INVESTING ACTIVITIES

Purchase of investment securities                           (14,499,000)          (58,958,000)                    -
Proceeds from maturities of investment
   securities                                                 5,519,000            11,795,000                     -
Proceeds from sales of investment securities                 14,456,000            21,247,000                     -
Purchase of subordinated convertible note                    (1,250,000)                    -                     -
Purchase of loans held for sale                                       -                     -              (375,000)
Proceeds from sale of loans held for sale                             -                     -               525,000
Loan originations and purchases                              (4,687,000)           (5,247,000)           (1,350,000)
Principal collected on loans receivable                       3,065,000             5,910,000                32,000
Purchase of telephone systems and office
   equipment                                                          -            (1,217,000)             (571,000)
Net proceeds from disposition of
   discontinued operations.                                           -                     -             4,706,000
                                                           --------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES                                                 2,604,000           (26,470,000)            2,967,000
                                                           --------------------------------------------------------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS                                                  870,000           (22,412,000)           17,091,000
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                    845,000            23,257,000             6,166,000
                                                           --------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  1,715,000         $     845,000          $ 23,257,000
                                                           ========================================================
Supplemental schedule of non cash investing
   and financing activities:

Tax effect of unrealized gains (losses) on
   securities available for sale                           $    207,000         $   (137,000)          $         -
                                                           =======================================================


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1995
(See Independent Auditors' Report)

1.   BASIS OF PRESENTATION

On January 11, 1991, the Resolution Trust Corporation (the "RTC") took possession of FarWest Savings and Loan Association (the "Association") as sole conservator. Substantially all of the operations of the Corporation were discontinued in 1991. On February 15, 1991, the RTC was appointed receiver for the Association. The Corporation's consolidated financial statements for the years 1991 through 1995 do not include the operations or assets and liabilities of the Association since the Corporation has not had access to financial or other information regarding the Association's operations.

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

On June 5, 1992, the Corporation acquired 50% of the outstanding common stock of Express Rental, Inc. ("Express"), a company that rents office and residential furniture to individuals and businesses in Southern California. In February 1993, the Corporation announced its intent to dispose of Express. Accordingly, the consolidated statement of operations for 1993 reflects the income for the period in loss from discontinued operations. In 1993, through the date of sale, the Corporation recorded pre-tax earnings from discontinued operations of $54,000.

In June 1993, the Corporation sold its equity investment in Express for an amount equal to its cost, $200,000. The Corporation received $125,000 in cash and the balance was payable pursuant to a note for $75,000. The note was paid in full on January 2, 1996.

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. They are readily convertible to known amounts of cash and are so near maturity that no significant risk of changes in value exists because of changes in interest rates.

SECURITIES AVAILABLE FOR SALE AND SUBORDINATED CONVERTIBLE DEBENTURE AVAILABLE FOR SALE - The Corporation adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS
115) at January 1, 1994. In accordance with SFAS 115, the Corporation classified its securities as held to maturity securities, trading securities and available for sale securities, as applicable. The Corporation did not hold any held to maturity securities or trading securities at December 31, 1995 or 1994.

Securities available for sale and Subordinated Convertible Debenture available for sale are carried at market value. The Corporation classifies investments as available for sale when it determines that such securities may be sold at a future date or if there are foreseeable circumstances under which the Corporation would sell such securities.

Changes in the market value of investments available for sale are included in shareholders' equity as unrealized holding gains or losses, net of the related tax effect. Unrealized losses on available for sale securities and Subordinated Convertible Debenture available for sale reflecting a decline in value judged to be other than temporary are charged to income in the Consolidated Statement of Operations. Realized gains or losses on available for sale securities and Subordinated Convertible Debenture available for sale are computed on a specific identification basis. Amortized premiums and accreted discounts are included in interest on securities available for sale and money market funds.

PURCHASE DISCOUNT ON AUTOMOBILE LEASING PORTFOLIO - The discount received on the purchase of the automobile leasing portfolio is recognized in income over the lives of the loans using a method which approximates the interest method.

TELEPHONE SYSTEMS - Telephone systems are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which is seven years. Telephone system revenue is recognized on the accrual basis for charges incurred on a monthly basis.

LOAN FEES - Loan fees associated with loans secured by trust deeds or mortgages are recognized on the cash basis. Interest earned on these fees is also recognized on the cash basis. The cash basis is used because the loan fees and interest are severely delinquent and ultimate collectibility is in doubt.

EARNINGS (LOSS) PER SHARE - The Company has outstanding certain employee stock options which have been determined to be common stock equivalents for purposes of computing earnings per share. During the year ended December 31, 1995, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method of computing earnings per share, the weighted average number of shares of common stock and common stock equivalents outstanding were 7,850,000 for primary earnings per share for the year ended December 31, 1995 and 7,880,000 shares for fully diluted earnings per share for the year ended December 31, 1995. The weighted average number of shares for both

1994 and 1993 was 7,815,000 as there were no dilutive common stock equivalents during either year.

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

USE OF ESTIMATES - Management of the Corporation has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principals. Actual results could differ from these estimates.

RECLASSIFICATION - Certain reclassifications have been made to the prior years financial statements to conform with the 1995 presentation.

3.   SECURITIES AVAILABLE FOR SALE

Securities available for sale consist almost entirely of State and Municipal obligations which are tax exempt for Federal income tax purposes. At December 31, 1995 and 1994 these securities are carried at market. There were no securities owned at December 31, 1993. The weighted average maturity of these securities at December 31, 1995 is approximately sixteen months. The amortized cost and market value of securities available for sale at December 31, 1995 and 1994 are as follows:

                                                             Gross             Gross
                                                          Unrealized         Unrealized
                                     Amortized Cost          Gains             Losses       Market Value
                                     -------------------------------------------------------------------
1995:
State & Municipal Obligations         $19,373,000         $ 55,000           $ 13,000       $19,415,000
Equity Securities                         700,000          173,000             41,000           832,000
                                     -------------------------------------------------------------------
    Total                             $20,073,000         $228,000           $ 54,000       $20,247,000
                                     ===================================================================
1994:
State & Municipal Obligations         $25,744,000         $      -           $342,000       $25,402,000
                                     -------------------------------------------------------------------
    Total                             $25,744,000         $      -           $342,000       $25,402,000
                                     ===================================================================

Proceeds from sales of available for sale securities during 1995 and 1994 were approximately $14,456,000 and $21,247,000. Gross gains (losses) of $16,000 and ($1,000) were realized on these sales in 1995, and no gains or losses were realized in 1994.

4.   SUBORDINATED CONVERTIBLE DEBENTURE AVAILABLE FOR SALE

On November 30, 1995, the Corporation purchased a 9% Subordinated Convertible Debenture in the amount of $1,250,000 issued by NAL Financial Group, Inc. ("NAL"). The Debenture is due and payable in one year with interest payments due quarterly. The Debenture is convertible into NAL common stock at any date prior to maturity based on a conversion formula. The Corporation also received 87,500 detachable common stock purchase warrants at a fixed price of $14 per share for a five-year period from the date of issuance. At December 31, 1995, the closing bid price of NAL common stock was quoted at $13 5/8 on NASDAQ.

5.   LOANS RECEIVABLE

The composition of the Corporation's loans receivable at December 31, 1995 and 1994 is as follows (in thousands):

                                                            1995           1994
                                                            ----           ----
                  Loans secured by automobile
                     leases, net of discount             $ 2,448          $   -

                  Loans secured by trust
                     deeds or mortgages                        -            613

                  Express Rental                              50             50
                  Other                                       15             53
                                                       --------------------------
                  Total                                  $ 2,513         $  716
                                                       ==========================

The loans secured by automobile leases represent a portfolio of loans purchased by the Corporation in 1995. The purchase price was $3,551,000 net of discount of $742,000. The remaining average maturity of the portfolio is approximately twelve months at December 31, 1995. At December 31, 1995 all loans were performing in accordance with their contractual terms.

The loans secured by trust deeds or mortgages made by the Corporation were collateralized by residential and commercial properties. The Corporation's loans and loan fees bear interest rates which approximate 15% and all matured during 1994 and 1995. All of the principal balances were paid off in 1995 and a loan fee of $320,000 was received in 1995.

At December 31, 1995 there were unrecognized loan fees and penalties of approximately $1,180,00 and accrued interest of $70,000. The unpaid accrued interest and unrecognized loan fees and penalties will only be recognized in the consolidated financial statements on a cash basis due to severe delinquency problems and doubt as to ultimate collectibility.

As discussed in Note 1, the Corporation had a loan outstanding to the purchasers of Express. This loan was secured by all of the common stock of Express. Interest payments were based on a rate of one percent over the Reference Rate of Bank of America, and were payable quarterly. The loan was paid in full on January 2, 1996.

During the third quarter of 1993, the Corporation purchased $375,000 of loans and recorded them as held for sale. The loans were subsequently sold during the fourth quarter of 1993. The Corporation recorded a gain on sale of loans of $150,000.

6.   TELEPHONE SYSTEMS, NET

The following is a summary of telephone systems, net at December 31, 1995 and 1994 (in thousands):


                                                       1995          1994
                                                       ----          ----
          Telephone systems                          $1,746          $1,746
             Less accumulated depreciation             (413)           (167)
                                                     -----------------------
          Telephone systems, net                     $1,333          $1,579
                                                     =======================

Depreciation expense of telephone systems was approximately $246,000, $164,000 and $3,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

7.   INVESTMENT IN REAL ESTATE

The Corporation's investment in Silver Ridge Apartments Ltd. ("Silver Ridge"), a real estate partnership (the "Partnership") was acquired in 1988. The Partnership owned a 432 unit apartment project in a suburb of Las Vegas, Nevada. The Corporation's investment was sold in October of 1993, resulting in a pre-tax loss on sale of $1,245,000, which is included in loss from discontinued operations. Additionally, during 1993, the Corporation recorded pre-tax earnings from discontinued operations of $506,000.


8.   INCOME TAXES

The Corporation made no income tax payments during 1995, 1994 or 1993, except for the minimum state franchise tax.

The provision (benefit) for income taxes for the years ended December 31, 1995, 1994, and 1993 includes the following (in thousands):



                                                       1995             1994             1993
                                                       ----             ----             ----
       Current tax provision                          $  -              $    -          $    -

       Deferred tax provision (benefit)
          Federal                                      255                (171)          2,518
          State                                        165                  (5)          1,169
                                                      ----------------------------------------
       Total                                           420                (176)          3,687
       Provision for unresolved tax issues               -               1,954               -
                                                      ---------------------------------------
       Total provision for income taxes               $420              $1,778          $3,687
                                                      ========================================
       Total allocated to continuing operations       $420              $1,778          $3,687
       Total allocated to equity                       207                (137)            -
       Total allocated to discontinued operations       -                 -               (275)
                                                       ---------------------------------------
       Total income taxes                             $627              $1,641          $3,412
                                                       =======================================

The income tax provision for 1995 primarily reflects a deferred provision for income before income taxes less non taxable municipal interest income for Federal purposes and a deferred provision for income before income taxes for State purposes. The income tax provision for 1994 consists primarily of a provision for unresolved tax issues. The 1993 income tax provision is primarily composed of a deferred tax liability, related to a lawsuit settlement of $16,819,000. The

1993 income tax provision was reduced through the utilization of the Corporation's net operating loss carryforwards which consisted of $7,957,000 for federal income tax purposes and $3,970,000 for California Franchise Tax purposes. The Corporation's deferred tax receivables resulting from the utilization of net operating loss carryforwards are offset in future years by deferred tax payables. The Corporation's tax net operating loss carryforwards of $11,303,000 and $3,247,000 for Federal and State purposes, respectively, expire at various dates through 2011 for Federal income tax purposes and through 2001 for state income tax purposes.

The income tax provision from continuing operations reflected effective rates of 24%, 626%, and 22% for the years ended December 31, 1995, 1994, and 1993 on the income before income taxes, respectively. The income tax provision differed from the amounts computed by applying the statutory Federal income tax rate of 34% to the income before income taxes for the following reasons (in thousands):



                                                                 1995             1994             1993
---------------------------------------------------------------------------------------------------------
Tax expense at statutory Federal income tax rate               $    588         $     97         $  5,621
California franchise tax, net of Federal benefit                    109                9              727
State and municipal securities interest                            (289)            (243)               -
Minority interest                                                   (17)             (39)               -
Utilization of net operating loss carryforward                        -                -           (2,705)
Provision for unresolved tax issues                                   -            1,954                -
Other, net                                                           29                -               44
---------------------------------------------------------------------------------------------------------
                                                               $    420          $ 1,778         $  3,687
---------------------------------------------------------------------------------------------------------

In the fourth quarter of 1994, the Corporation received preliminary results provided by the Franchise Tax Board with respect to its refund claim for approximately $3.9 million (including accrued interest of $1.2 million). Those audit findings propose to deny the refund claim. The Corporation has filed a protest with the California Franchise Tax Board which sets forth its position with respect to the refund claims. While the Corporation remains convinced that it will eventually recover all or a substantial portion of its refund claim, in 1992 the Corporation established a valuation allowance of 50%, adjusting the carrying value of this asset to $1,954,000 at December 31, 1992, to reflect the uncertainties attributable to the California Franchise Tax Board's position. Due to continuing uncertainties and the length of time it will take to resolve this matter, management established an additional provision for unresolved tax issues of $1,954,000 during 1994.

At December 31, 1995 and 1994 the Corporation had cumulative deferred taxes payable of $3,974,000 and $3,347,000, respectively. The Corporation also had current taxes payable (receivable) of $375,000 and ($248,000) at December 31, 1995 and 1994, respectively. Tabulated below are the significant components of the net deferred tax liability at December 31, 1995 and 1994:

                                                                                  1995            1994
                                                                             ----------------------------
Components of the deferred tax asset:
   Settlement with the RTC                                                   $          -     $    (1,732)
   Net operating loss carryforward                                                 (4,204)         (2,576)
   State taxes                                                                       (533)           (414)
   Loan fee income                                                                   (277)           (415)
   Unrealized holding gain (loss) on investment
      securities available for sale                                                    70            (137)
   Other                                                                             (416)           (189)
                                                                             ----------------------------

                                                                                 ------------------------
   Deferred tax asset                                                              (5,360)         (5,463)

Components of the deferred tax liability:
   Legal settlements                                                                9,334           8,810
                                                                                 ------------------------
   Deferred tax liability                                                           9,334           8,810
                                                                                 ------------------------
Net deferred tax liability                                                       $  3,974      $    3,347
                                                                                 ========================
Net state deferred tax liability                                                 $  1,426      $    1,214
Net federal deferred tax liability                                                  2,548           2,133
                                                                                 ------------------------
                                                                                 $  3,974      $    3,347
                                                                                 ========================

In evaluating the realizability of its deferred tax assets, management has considered the turnaround of deferred tax liabilities during the periods in which those temporary differences become deductible. Additionally, the Corporation has not considered income from future operations in evaluating realizability of its deferred tax assets.


9.   LAWSUIT SETTLEMENT

During 1995, the Corporation received approximately $1.2 million in net proceeds from the settlement of claims asserted on behalf of the Corporation against Drexel Burnham Lambert, Inc. and Michael Milken and other related parties. In 1994 and 1993, the Corporation received approximately $3.5 million and $16.8 million, respectively in net proceeds from the same settlement.


10.  COMMITMENTS AND CONTINGENCIES

The Corporation maintains two stock option plans: the 1986 Incentive Stock Option Plan and the 1986 Non-statutory Stock Option Plan (the "Plans"). An aggregate of one million shares of the Corporation's common stock may be issued under both Plans, provided that no more than 750,000 shares may be issued to directors.

During 1994, options were granted for 50,000 shares of common stock at $.875 per share, which was equal to the market price on the date of grant. The options are execisable in five equal annual installments commencing with the first anniversary of the grant date. At December 31, 1995, 10,000 of these options were exercisable.

During 1995, the Chairman of the Board and Chief Executive Officer was granted an option to purchase up to 250,000 shares of Common Stock under the Company's Incentive Stock Option Plan at $1.99 per share, which is equal to 110% of the market price on the date of grant as specified in the Plan. The option is exercisable in four equal annual installments commencing with the first anniversary of the grant date. The option expires five years from the date of grant. None of these options were exercisable at December 31, 1995.

During 1995, five outside Directors of the Company were granted options to purchase up to 10,000 shares each under the Company's Non-Statutory Stock Option Plan at $1.8125 per share, which is equal to the market price on the date of grant as specified in the Plan. The options are exercisable in four equal annual installments commencing with the first anniversary of the grant date. The options expire five years from the date of grant. None of these options were exercisable at December 31, 1995.

No options were exercised during the three year period ended December 31, 1995 and no options were granted during the year ended December 31, 1993.

The Corporation is a defendant in various lawsuits arising from the normal course of business. Management believes, based upon the opinion of legal counsel, that the ultimate resolution of the pending litigation will not have a material effect upon the financial condition or results of operations of the Corporation.


11.  LEASE COMMITMENTS

The Corporation leases office space for its corporate offices under a non-cancelable operating lease which expires in 1997. Minimum rental commitments under this lease are $67,720 for the year ending December 31, 1996 and $56,434 for the year ending December 31, 1997. The Corporation recorded $67,784, $73,364 and $67,720 in rent expense for the years ended December 31, 1995, 1994 and 1993, respectively.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Statement No. 107 requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Fair value amounts represent estimates of value at a point in time. Significant estimates regarding economic conditions, loss experience, risk characteristics, and other factors are used in estimating fair value. These estimates can be subjective in nature and involve matters of judgment. Changes in the assumptions could have a material impact on the amounts disclosed. The methods and assumptions for determining fair value of the Company's financial instruments are as follows:

Cash and Cash Equivalents
The carrying amount is a reasonable estimate of fair value.

Securities and Subordinated Convertible Debenture, Available for Sale
Fair value has been determined based on quoted market prices, when available. If a quoted market price is not available, recent market trading prices are used to estimate fair value.

Loans receivable, net
Loans held by the Company are homogeneous in nature and are performing in accordance with their contractual terms. Based on the type of loans, interest rate characteristics, credit risk, and maturity, the carrying value of the loans has been determined to be a reasonable estimate of fair value.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         CORPORATION.

         Incorporated by reference to the Corporation's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to the Corporation's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         Incorporated by reference to the Corporation's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the Corporation's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8:

         Consolidated Statements of Financial
             Condition as of December 31, 1995 and 1994
         Consolidated Statements of Operations
             for the Three Years Ended December 31, 1995
         Consolidated Statements of Shareholders'
             Equity for the Three Years Ended December 31, 1995
         Consolidated Statements of Cash Flows
             for the Three Years Ended December 31, 1995
         Notes to Consolidated Financial Statements for the Three Years Ended December 31, 1995

(a)(2) Financial Statement Schedules

         All schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes.

(b)  Reports of Form 8-K

         No reports were filed on Form 8-K during the fourth quarter of 1995.

(c)  Exhibits

         See "Index to Exhibits."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WESTMINSTER CAPITAL, INC.


March 22, 1996                             By:  /s/ William Belzberg
                                                -----------------------------
                                                    William Belzberg,
                                                    Chairman of the Board and
                                                    Chief Executive Officer


                                           By:  /s/ Philip J. Gitzinger
                                                -----------------------------
                                                    Philip J. Gitzinger,
                                                    Executive Vice President,
                                                    Chief Financial Officer, and
                                                    Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                        CAPACITY                                           DATE
/s/William Belzberg               Chairman of the Board                      March 22, 1996
--------------------------        of Directors and
   William Belzberg               Chief Executive officer


/s/Dwight C. Baum                 Director                                   March 22, 1996
--------------------------
   Dwight C. Baum

/s/Keenan Behrle                  Director                                   March 22, 1996
--------------------------
   Keenan Behrle

/s/Hyman Belzberg                 Director                                   March 22, 1996
--------------------------
   Hyman Belzberg

/s/Samuel Belzberg                Director                                   March 22, 1996
--------------------------
   Samuel Belzberg

/s/Barbara C. George              Director                                   March 22, 1996
--------------------------
   Barbara C. George

/s/Monty Hall                     Director                                   March 22, 1996
--------------------------
   Monty Hall

/s/Lester Ziffren                 Director                                   March 22, 1996
--------------------------
   Lester Ziffren

                               INDEX OF EXHIBITS


EXHIBIT
NO.                       SEQUENTIALLY NUMBERED DESCRIPTION
3.1      Certificate of Incorporation of the Registrant as amended through July 12, 1992 (filed as Exhibit 3.1 to the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference).

         Certificate of amendment of Certificate of Incorporation of the Registrant dated July 13, 1992 (filed as Exhibit 3.1 to the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference).


3.2      By-Laws of the Registrant as amended in their entirety effective April 4, 1995 (filed as Exhibit 4.4 to the Registrant's
         Post Effective Amendment No. 1 to Form S-8 filed on June 23, 1995 as Registration No. 33-21177 and incorporated herein by this reference).


10.1     Sales Agreement between The Sumitomo Bank of California and Purchasers dated August 17, 1995.


10.2     1986 Incentive Stock Option Plan and 1986 Nonstatutory Stock Option Plan (filed as Exhibit 4.1 to the Registrants' Post
         Effective Amendment No.1 to Form S-8 filed on June 23, 1995 as Registration No. 33-21177 and incorporated herein by this reference).


10.3     Form of Stock Option Agreement (filed as Exhibit 4.2 to the Registrants' Post Effective Amendment No.1 to Form S-8 filed on
         June 23, 1995 as Registration No. 33-21177 and incorporated herein by this reference).


10.4     Restated and Amended Limited Partnership Agreement for Global Telecommunications Systems, Ltd. dated December 31, 1993
         (filed as Exhibit 10.4 to the Registrant's Annual Report on 10-K for the year ended December 31, 1993 and incorporated herein by this reference).


21       Subsidiaries of Registrant.


23       Independent Auditors' Consent


27       Financial Data Schedule.