Form 10-K/A
period 1995-12-31
WESTMINSTER CAPITAL INC
filed 1996-05-01
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No. 1


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

                         Commission file number 1-4923

                           WESTMINSTER CAPITAL, INC.
           ----------------------------------------------------------
           (Exact name of the Registrant as Specified in its Charter)

                Delaware                              95-2157201
     ---------------------------------     ------------------------------------
     (State or Other Jurisdiction of
     Incorporation or Organization)        (I.R.S. Employer Identification No.)

     9665 Wilshire Boulevard, M-10, Beverly Hills, California          90212
     ----------------------------------------------------------      ----------
            (Address of Principal Executive Offices)                 (Zip Code)

        Registrant's Telephone Number, Including Area Code:   (310) 278-1930

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the voting stock held by non affiliates of the Registrant, based upon the closing sale price on the Pacific Stock Exchange of its common stock on March 15, 1996 was approximately $6,116,000. For purposes of the foregoing calculation, certain persons that have filed reports on
Schedule 13d with the Securities and Exchange Commission with respect to the beneficial ownership of more than 5% of the Registrant's outstanding voting stock and directors and executive officers of the Registrant have been excluded from the group of stockholders deemed to be nonaffiliates of the Registrant.

The number of shares of common stock, $1.00 par value per share, of the Registrant outstanding as of March 15, 1996, was 7,814,607.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for 1996 Annual Meeting of Stockholders is incorporated in Part III of this Report.

PURPOSE OF AMENDMENT

        The purpose of this Amendment is to delete the "X" in the box on the cover page of Registrant's Form 10-K to indicate that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained in Registrant's definitive Proxy Statement for its 1966 Annual Meeting of Stockholders.

                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.


April 30, 1996                          WESTMINISTER CAPITAL, INC.



                                        By: /s/ PHILIP J. GITZINGER
                                            ------------------------------
                                            Philip J. Gitzinger
                                            Executive Vice President
                                            Chief Financial Officer and
                                            Principal Accounting Officer