Form 10-Q
period 1996-03-31
WESTMINSTER CAPITAL INC
filed 1996-05-13
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    ---------

                                    FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                       OR

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


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 1996 AND DECEMBER 31, 1995

                                               MARCH 31, 1996
ASSETS                                           (UNAUDITED)   DECEMBER 31, 1995
- -------------------------------------------------------------- -----------------
Cash and cash equivalents                       $  1,246,000    $  1,715,000
Securities available for sale, at market          21,194,000      20,247,000
Subordinated convertible debenture,
   available for sale                              1,250,000       1,250,000
Loans receivable, net                              3,101,000       2,513,000
Accounts receivable                                  385,000         321,000
Income tax refunds receivable                      1,954,000       1,954,000
   Less: allowance for doubtful receivable        (1,954,000)     (1,954,000)
                                                ------------    ------------
Income tax refunds receivable, net                      --              --
Accrued interest receivable                          454,000         522,000
Telephone systems, net                             1,271,000       1,333,000
Office furniture and equipment, net                   42,000          45,000
Other assets                                         255,000         253,000
                                                ============    ============
TOTAL ASSETS                                    $ 29,198,000    $ 28,199,000
                                                ============    ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------

LIABILITIES:

Accounts payable                                $     79,000    $    181,000
Accrued expenses                                     168,000         104,000
Income taxes                                       4,764,000       4,349,000
Minority interest in limited partnership             448,000         465,000
                                                ------------    ------------
TOTAL LIABILITIES                                  5,459,000       5,099,000
                                                ------------    ------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
    authorized: 7,815,000 shares issued and
    outstanding in 1996 and 1995                   7,815,000       7,815,000
Capital in excess of par value                    55,946,000      55,946,000
Accumulated deficit                              (40,126,000)    (40,765,000)
Unrealized holding gains on securities
    available for sale, net of taxes                 104,000         104,000
                                                ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                        23,739,000      23,100,000
                                                ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 29,198,000    $ 28,199,000
                                                ============    ============

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                               THREE MONTHS   THREE MONTHS
REVENUES:                                      ENDED 3/31/96  ENDED 3/31/95
- ---------                                      -------------  -------------
Interest on loans                               $   310,000    $  61,000

Loan fees                                            46,000         --

Interest on  securities available for
   sale and money market funds                      235,000      240,000

Interest on subordinated convertible
   debenture, available for sale                     28,000         --

Loss on sale of securities available for sale       (14,000)        --

Lawsuit settlement, net                             696,000         --

Telephone system revenue                            408,000      425,000

Other                                                 2,000         --
                                                -----------    ---------

Total Revenues                                    1,711,000      726,000
                                                -----------    ---------

EXPENSES:
Telephone time charges                              192,000      207,000

Other telephone system charges                      157,000      139,000

General and administrative                          365,000      303,000
                                                -----------    ---------

Total Expenses                                      714,000      649,000
                                                -----------    ---------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                               997,000       77,000

INCOME TAX (PROVISION) BENEFIT                     (340,000)      58,000

MINORITY INTEREST IN INCOME
OF CONSOLIDATED PARTNERSHIP                         (18,000)     (27,000)
                                                -----------    ---------

NET INCOME                                      $   639,000    $ 108,000
                                                ===========    =========

Net income per common share:
   Primary                                      $       .08    $     .01
   Fully Diluted                                        .08          .01
                                                ===========    =========

See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                       THREE MONTHS    THREE MONTHS
                                                                       ENDED 3/31/96   ENDED 3/31/95
                                                                       -------------   -------------
CASH FLOWS/OPERATING ACTIVITIES:

Net income                                                              $   639,000    $   108,000
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net                               22,000        122,000
Increase in accounts receivable                                             (64,000)       (67,000)
Decrease in accrued interest receivable                                      68,000        144,000
Loss on sale of securities available for sale                                14,000           --
Net change in income taxes                                                  415,000         86,000
Net change in other assets                                                   (1,000)         1,000
Net change in accounts payable                                             (102,000)         8,000
Net change in accrued expenses                                               64,000     (4,078,000)
Net change in minority interest                                             (17,000)         7,000
                                                                        -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                                             1,038,000     (3,669,000)
                                                                        -----------    -----------

CASH FLOWS/INVESTING ACTIVITIES:

Purchase of investment securities                                        (7,562,000)    (2,000,000)
Proceeds from maturities of investment securities                         2,010,000      2,000,000
Proceeds from sales of investment securities                              4,493,000      4,330,000
Loan originations and purchases                                          (1,250,000)      (853,000)
Principal collected on loans receivable                                     802,000        119,000
                                                                        -----------    -----------
NET CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES                                                            (1,507,000)     3,596,000
                                                                        -----------    -----------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS                                                             (469,000)       (73,000)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                              1,715,000        845,000
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                               $ 1,246,000    $   772,000
                                                                        ===========    ===========

Supplemental schedule of non cash investing and financing activities:

Tax effect of unrealized loss on
   securities available for sale                                        $      --      $    80,000
                                                                        ===========    ===========

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1996

1.    BASIS OF PRESENTATION

      In the opinion of Westminster Capital, Inc. and consolidated entities (the "Company"), the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 1996 and December 31, 1995, and the results of operations and statements of cash flows for the periods ended March 31, 1996 and 1995.

      The consolidated financial statements include the accounts of Westminster Capital, Inc., its wholly owned subsidiaries and a greater than 50% interest in a limited partnership, Global Telecommunications Systems, LTD ("Global Telecommunications").

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to present the financial position, results of operations and statements of cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1995 and for the year then ended.


2.    INCOME TAXES

      In 1994 the Company received a letter from the Franchise Tax Board stating its audit findings with respect to the Company's refund claim for approximately $3.9 million (including accrued interest of $1.2 million). Those audit findings propose to deny the refund claim. The Company has filed a protest with the California Franchise Tax Board which sets forth its position with respect to the refund claims. While the Company remains convinced that it will eventually recover all or a substantial portion of its refund claim, in 1992 the Company established a valuation allowance of 50%, adjusting the carrying value of this asset to $1,954,000, which reflects the uncertainties attributable to the California Franchise Tax Board's position. Due to continuing uncertainties and the length of time it will take to resolve this matter, management established a provision for unresolved tax issues of an additional $1,954,000 during the fourth quarter of 1994.

3.    EARNINGS PER SHARE

      The Company has outstanding certain employee stock options which have been determined to be common stock equivalents for purposes of computing earnings per share. During the first quarter of 1996 and 1995, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method of computing earnings per share, the weighted average number of shares of common stock and common stock equivalents outstanding for the quarter ended March 31, 1996 was 7,845,000 for primary earnings per share and 7,848,000 for fully diluted earnings per share. For the quarter ended March 31, 1995, the number of shares was 7,835,000 for primary earnings per share and 7,840,000 for fully diluted earnings per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Revenues for the quarter ended March 31, 1996 were $1,711,000 compared to $726,000 for the quarter ended March 31, 1995. The increase was primarily due to the receipt of $696,000, net of court directed attorneys' fees, from the Drexel, Milken litigation in the first quarter of 1996. There was no receipt of such funds in the first quarter of 1995. Although the Company expects to receive additional settlement payments in the future, the timing and amounts of such revenues are not determinable. Interest on loans also increased from $61,000 for the first quarter of 1995 to $310,000 for the first quarter of 1996. This increase resulted from an increase in average loans outstanding and higher effective interest rates.

         Total expenses for the first quarter of 1996 were $714,000 compared to $649,000 for the first quarter of 1995. This increase primarily resulted from a $62,000 increase in general and administrative expenses. General and administrative expenses increased in many expense categories due to the continuing increase in the Company's activities.

         Net income for the three months ended March 31, 1996 was $639,000 or $.08 per share compared to $108,000 or $.01 per share for the first quarter of 1995. This increase resulted from the increased revenue which was only partially offset by increased expenses as discussed in the preceding paragraphs. The increase in pre tax income was also partially offset by an increase in income taxes. In 1996, the provision for income taxes was 35% of pre tax income. In 1995, pre tax income of $50,000 resulted in a tax benefit of 116% due to non taxable interest on municipal securities.


Loans Receivable

         At March 31, 1996, all loans outstanding were current as to principal and interest payments. However, there was also approximately $1,200,000 of loan fees, penalties and interest thereon which were past due on loans where the entire principal balance and accrued interest had been paid in full. Due to the past due nature of these fees, penalties and interest and the questionable value of the remaining collateral, none of these amounts have been recognized in the consolidated financial statements. Income will only be recognized as cash payments are received.


Liquidity

         The $21.2 million of securities available for sale consist primarily of municipal securities. Since these securities have a weighted average maturity of approximately 16 months, the Company continues to maintain a very strong liquidity position.

         The Company's finanical position at March 31, 1996 remained strong. Shareholders' equity was $23,739,000 (as compared to $23,100,000 at December 31,
1995), and the Company had no debt, although it did have $4,764,000 in income tax liabilities.

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

Dated:  May 10, 1996                   WESTMINSTER CAPITAL, INC.
                                        (Registrant)

                                       By /s/  William Belzberg
                                         ------------------------
                                         William Belzberg,
                                         Chairman of the Board of
                                         Directors and Chief
                                         Executive Officer


                                       By /s/  Philip J. Gitzinger
                                         -------------------------
                                         Philip J. Gitzinger
                                         Executive Vice President and
                                         Chief Financial Officer