Form 10-Q
period 1996-06-30
WESTMINSTER CAPITAL INC
filed 1996-08-13
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --  ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --   ACT OF 1934

For the transition period from               to
                               -------------    ------------

                          Commission File Number 1-4923

                            WESTMINSTER CAPITAL, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        95-2157201
- -------------------------------               ----------------------------------
(State or other jurisdiction of               (IRS. Employer Identification No.)
incorporation or organization)

9665 Wilshire Boulevard, Mezzanine, Beverly Hills, CA  90212
- --------------------------------------------------------------------------------
(Address of principal executive office)            (Zip Code)

                                  310 278-1930
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 1996 AND DECEMBER 31, 1995

                                                   JUNE 30, 1996
ASSETS                                              (UNAUDITED)    DECEMBER 31, 1995
====================================================================================
Cash and cash equivalents                           $  1,796,000        $  1,715,000
Securities available for sale, at market              21,317,000          20,247,000
Subordinated convertible debenture,
   available for sale                                  1,250,000           1,250,000
Loans receivable, net                                  2,845,000           2,513,000
Accounts receivable                                      348,000             321,000
Income tax refunds receivable                          1,954,000           1,954,000
   Less: allowance for doubtful receivable            (1,954,000)         (1,954,000)
                                                    --------------------------------
Income tax refunds receivable, net                          --                  --
Accrued interest receivable                              577,000             522,000
Telephone systems, net                                 1,204,000           1,333,000
Office furniture and equipment, net                       39,000              45,000
Other assets                                             254,000             253,000
                                                    --------------------------------
TOTAL ASSETS                                        $ 29,630,000        $ 28,199,000
                                                    ================================

LIABILITIES AND
SHAREHOLDERS' EQUITY
====================================================================================
LIABILITIES:

Accounts payable                                    $     80,000        $    181,000
Accrued expenses                                         146,000             104,000
Income taxes                                           4,934,000           4,349,000
Minority interest in limited partnership                 405,000             465,000
                                                    --------------------------------
TOTAL LIABILITIES                                      5,565,000           5,099,000
                                                    --------------------------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
    authorized: 7,815,000 shares issued and
    outstanding in 1996 and 1995                       7,815,000           7,815,000
Capital in excess of par value                        55,946,000          55,946,000
Accumulated deficit                                  (39,732,000)        (40,765,000)
Unrealized holding gains on securities
    available for sale, net of taxes                      36,000             104,000
                                                    --------------------------------
TOTAL SHAREHOLDERS' EQUITY                            24,065,000          23,100,000
                                                    --------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 29,630,000        $ 28,199,000
                                                    ================================


See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                             Six Months        Six Months         Three Months       Three Months
INCOME:                                     Ended 6/30/96     Ended 6/30/95       Ended 6/30/96      Ended 6/30/95
- -------                                     -------------     -------------       -------------      -------------

Interest and fees on loans receivable       $   763,000        $   136,000        $   453,000        $    75,000

Loan fees                                        46,000               --                 --                 --

Interest on securities available for
   sale and money market funds                  434,000            460,000            199,000            220,000

Interest on subordinated convertible
   debenture, available for sale                 56,000               --               28,000               --

Gain on sale of securities
   available for sale                             2,000               --               16,000               --

Dividend income                                    --               59,000               --               59,000

Telephone system revenue                        848,000            808,000            440,000            383,000

Lawsuit settlement, net                         813,000            560,000            117,000            560,000

Other                                             5,000               --                3,000               --
                                            --------------------------------------------------------------------

Total Income                                  2,967,000          2,023,000          1,256,000          1,297,000
                                            --------------------------------------------------------------------

EXPENSES:
- ---------

Telephone time charges                          375,000            383,000            183,000            176,000

Other telephone system charges                  309,000            298,000            152,000            159,000

General and administrative                      701,000            672,000            336,000            369,000
                                            --------------------------------------------------------------------

Total Expenses                                1,385,000          1,353,000            671,000            704,000
                                            --------------------------------------------------------------------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                         1,582,000            670,000            585,000            593,000

INCOME TAX PROVISION                           (506,000)          (100,000)          (166,000)          (158,000)

MINORITY INTEREST IN INCOME
OF CONSOLIDATED PARTNERSHIP                     (43,000)           (43,000)           (25,000)           (16,000)
                                            --------------------------------------------------------------------

NET INCOME                                  $ 1,033,000        $   527,000        $   394,000        $   419,000
                                            ====================================================================

Net income per common share:
   Primary                                  $       .13        $       .07        $       .05        $       .05
   Fully Diluted                                    .13                .07                .05                .05
                                            ====================================================================


See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                   SIX MONTHS         SIX MONTHS
                                                                                  ENDED 6/30/96      ENDED 6/30/95
                                                                                  -------------      -------------
CASH FLOWS/OPERATING ACTIVITIES:

Net income                                                                         $ 1,033,000        $   527,000
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation, amortization and accretion, net                                           93,000            252,000
Gain on sale of securities available for sale                                           (2,000)              --
Increase in accounts receivable                                                        (27,000)           (47,000)
Increase in accrued interest receivable                                                (55,000)          (107,000)
Net change in income taxes                                                             631,000            100,000
Net change in other assets                                                              (1,000)             2,000
Net change in accounts payable                                                        (101,000)            57,000
Net change in accrued expenses                                                          42,000         (4,000,000)
Net change in minority interest                                                        (60,000)            10,000
                                                                                   ------------------------------
NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                                                        1,553,000         (3,206,000)
                                                                                   ------------------------------

CASH FLOWS/INVESTING ACTIVITIES:

Purchase of securities available for sale                                           (8,386,000)        (5,415,000)
Proceeds from maturities of securities available for sale                            2,010,000          2,000,000
Proceeds from sales of securities available for sale                                 4,991,000          6,830,000
Loan originations                                                                   (2,500,000)          (869,000)
Principal collected on loans receivable                                              2,413,000            150,000
                                                                                   ------------------------------
NET CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES                                                                       (1,472,000)         2,696,000
                                                                                   ------------------------------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS                                                                          81,000           (510,000)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                         1,715,000            845,000
                                                                                   ------------------------------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                                          $ 1,796,000        $   335,000
                                                                                   ==============================

Supplemental schedule of non cash investing and financial activities for the period:

Tax effect of unrealized (gain) loss on
   investment securities                                                           $   (46,000)       $   125,000
                                                                                   ==============================


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1996

1.    BASIS OF PRESENTATION

      In the opinion of Westminster Capital, Inc. and consolidated entities (the "Company"), the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 1996 and December 31, 1995, and the results of operations and statements of cash flows for the periods ended June 30, 1996 and 1995.

      The consolidated financial statements include the accounts of Westminster Capital, Inc., its wholly owned subsidiaries and a greater than 50% interest in a limited partnership, Global Telecommunications Systems, LTD ("Global Telecommunications"). Certain re-classifications have been made to the consolidated statements of operations for the three month and six month periods ended June 30, 1995 to conform with the 1996 presentation.

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

2.    INCOME TAXES

      The Franchise Tax Board continues to deny the refund claim of the Company for approximately $3.9 million (including accrued interest of $1.2 million). The Company has filed a protest with the California Franchise Tax Board which sets forth its position with respect to the refund claim. While the Company remains convinced that it will eventually recover all or a substantial portion of its refund claim, in 1992 the Company established a valuation allowance of 50%, adjusting the carrying value of this asset to $1,954,000. The Company continues to maintain a reserve for this asset in the consolidated financial statements due to continuing uncertainties and the anticipated length of time it will take to resolve this matter.

3.    EARNINGS PER SHARE

      The Company has outstanding certain employee stock options which have been determined to be common stock equivalents for purposes of computing earnings per share. During the six months ended June 30, 1996 and 1995, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method of computing earnings per share, the weighted average number of shares of common stock and common stock equivalents outstanding was 7,845,000 for primary earnings per share and 7,848,000 for fully diluted earnings per share for both the quarter ended June 30, 1996 and the six months ended June 30, 1996. For the quarter ended June 30, 1995 and the six months ended June 30, 1995, the number of shares was 7,840,000 for both primary and fully diluted earnings per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

       Income for the quarter ended June 30, 1996 was $1,256,000 compared to $1,297,000 for the quarter ended June 30, 1995, which represents a slight decrease of $41,000. However, interest and fees on loans increased from $75,000 for the second quarter of 1995 to $453,000 for the second quarter of 1996, a $378,000 increase. This increase resulted from a significant increase in average loans outstanding and higher effective interest rates for the 1996 quarter. This increase was primarily offset by a decrease of $443,000 in lawsuit settlements, net of court directed attorney's fees, which represented additional settlement payments from the Drexel, Milken litigation settled in 1993. Although the Company expects to receive additional settlement payments in the future, the timing and amounts of such income are not determinable.

       Income for the six months ended June 30, 1996 was $2,967,000 which was a $944,000 increase from the $2,023,000 of revenues for the six months ended June 30, 1995. The increase primarily resulted from an increase of $627,000 in interest and fees on loans from $136,000 for the six months ended June 30, 1995 to $763,000 for the six months ended June 30, 1996. This large increase resulted from a significant increase in average loans outstanding and higher effective interest rates. Lawsuit settlements, as discussed in the previous paragraph, also increased $253,000 from $560,000 for the six months ended June 30, 1995 to $813,000 for the six months ended June 30, 1996.

       Net income for the three months ended June 30, 1996 was $394,000 or $.05 per share compared to $419,000 or $.05 per share for the same period in 1995. The decrease resulted from lower income of $41,000, increased income taxes of $8,000 and a $9,000 increase in the minority interest. This decrease was only partially offset by a reduction of total expenses of $33,000.

       Net income for the six months ended June 30, 1996 increased $506,000 to $1,033,000 compared to $527,000 for the six months ended June 30, 1995. This increase primarily resulted from the increase of $944,000 in income as described in paragraph two of this discussion. The large increase was partially offset by an increase in income taxes resulting from the increased pre tax income and an increased effective tax rate. The first half 1996 provision for income taxes was 33% of pre tax income compared to 16% for the same period of 1995 due to a greater proportion of non taxable interest on municipal securities in 1995.

Loans Receivable

       At June 30, 1996, all loans outstanding were current as to principal and interest payments. However, there was also approximately $1,200,000 of loan fees, penalties and interest thereon which were past due on loans where the entire principal balance and accrued interest had been paid in full. Due to the past due nature of these fees, penalties and interest and the questionable value of the remaining collateral, none of these amounts have been recognized in the consolidated financial statements. Income will only be recognized as cash payments are received.

Liquidity

       There was little change in the Company's financial condition at June 30, 1996 as compared to December 31, 1995. The $21.3 million of securities available for sale primarily consist of municipal securities with an average yield of 6.2% on a fully taxable equivalent basis. Since these securities have a weighted average maturity of approximately 17 months, the Company continues to maintain a very strong liquidity position.

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


Dated:  August 8, 1996                      WESTMINSTER CAPITAL, INC.
                                            (Registrant)

                                            By: /s/  William Belzberg
                                               ---------------------------------
                                               William Belzberg,
                                               Chairman of the Board of
                                               Directors and Chief
                                               Executive Officer

                                            By: /s/  Philip J. Gitzinger
                                               ---------------------------------
                                               Philip J. Gitzinger
                                               Executive Vice President and
                                               Chief Financial Officer