Form 10-Q
period 1996-09-30
WESTMINSTER CAPITAL INC
filed 1996-11-12
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                   FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

                         Commission File Number 1-4923

                           WESTMINSTER CAPITAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                  95-2157201
-------------------------------       ----------------------------------
(State or other jurisdiction of       (IRS. Employer Identification No.)
incorporation or organization)

9665 Wilshire Boulevard, Mezzanine, Beverly Hills, CA 90212
-----------------------------------------------------------
(Address of principal executive office)            (Zip Code)

                                  310 278-1930
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   X  Yes       No
                                                           ---       ---

                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 7,814,607

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                           WESTMINSTER CAPITAL, INC.
                          CONSOLIDATED BALANCE SHEETS




 ASSETS                                                     SEPTEMBER 30, 1996       DECEMBER 31, 1995
                                                            ------------------       -----------------
 Cash and cash equivalents                                  $       792,000              $    1,715,000
 Securities available for sale, at market                        21,762,000                  20,247,000
 Subordinated convertible debenture,
    available for sale                                            1,250,000                   1,250,000
 Loans receivable, net                                            3,427,000                   2,513,000
 Accounts receivable                                                304,000                     321,000
 Income tax refunds receivable                                    1,954,000                   1,954,000
    Less: allowance for tax refund receivable                    (1,954,000)                 (1,954,000)
                                                            ---------------             ---------------
 Income tax refunds receivable, net                                     --                          --
 Accrued interest receivable                                        493,000                     522,000
 Telephone systems, net                                           1,142,000                   1,333,000
 Office furniture and equipment, net                                 36,000                      45,000
 Other assets                                                       630,000                     253,000
                                                            ---------------             ---------------
          Total Assets                                      $    29,836,000             $    28,199,000
                                                            ===============             ===============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities:

 Accounts payable                                           $        72,000              $      181,000
 Accrued expenses                                                   130,000                     104,000
 Income taxes                                                     5,067,000                   4,349,000
 Minority interest in limited partnership                           372,000                     465,000
                                                            ---------------             ---------------
          Total Liabilities                                       5,641,000                   5,099,000
                                                            ===============             ===============

 Shareholders' Equity:

 Common stock, $1 par value: 30,000,000 shares
          authorized: 7,814,607 shares issued and
          outstanding in 1996 and 1995                            7,815,000                   7,815,000
 Capital in excess of par value                                  55,946,000                  55,946,000
 Accumulated deficit                                            (39,518,000)                (40,765,000)
 Unrealized gain (loss) on securities
          available for sale, net of taxes                          (48,000)                    104,000
                                                            ---------------             ---------------
 Total Shareholders' Equity                                      24,195,000                  23,100,000
                                                            ---------------             ---------------
          Total Liabilities and Shareholders' Equity        $    29,836,000             $    28,199,000
                                                            ===============             ===============


      See accompanying notes to condensed consolidated financial statements.

                           WESTMINSTER CAPITAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                             Nine Months Ended                       Three Months Ended
                                                   -------------------------------------      --------------------------------
                                                     September 30,         September 30,       September 30,     September 30,
 INCOME                                                   1996                 1995               1996               1995
                                                   -----------------     ---------------      -------------     --------------
 Interest and fees on loans receivable                 $ 1,078,000         $   339,000        $   244,000         $  203,000

 Interest on securities available for
    sale and money market funds                            709,000             659,000            290,000            199,000

 Telephone system revenue                                1,267,000           1,176,000            419,000            368,000

 Lawsuit settlement, net                                   813,000             560,000                --                 --

 Other                                                      78,000              72,000             25,000             13,000
                                                    --------------       -------------       ------------      -------------

 Total Income                                            3,945,000           2,806,000            978,000            783,000
                                                    --------------       -------------       ------------      -------------

 EXPENSES
 Telephone time charges                                    556,000             554,000            181,000            171,000

 Other telephone system charges                            464,000             473,000            155,000            174,000

 General and administrative                                971,000             878,000            270,000            207,000
                                                     -------------        ------------       ------------       ------------

 Total Expenses                                          1,991,000           1,905,000            606,000            552,000
                                                     -------------        ------------       ------------       ------------

 INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST                                   1,954,000             901,000            372,000            231,000

 Income Tax Provision                                     (645,000)           (130,000)          (139,000)           (30,000)

 Minority Interest Income
 in Limited Partnership                                    (62,000)            (51,000)           (19,000)            (8,000)
                                                     -------------        ------------      -------------     --------------

 NET INCOME                                          $   1,247,000        $    720,000      $     214,000     $      193,000
                                                     =============        ============      =============     ==============

 Net income per common share:
    Primary                                          $         .16        $        .09      $         .03     $          .02
    Fully Diluted                                              .16                 .09                .03                .02
                                                     =============        ============      =============     ==============

 Weighted average shares outstanding:
    Primary                                              7,846,053           7,840,000          7,848,000          7,840,000
    Fully Diluted                                        7,848,000           7,885,000          7,848,160          7,860,000





          See accompanying notes to condensed consolidated financial statements.

                           WESTMINSTER CAPITAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          NINE MONTHS               NINE MONTHS
                                                                         ENDED 9/30/96             ENDED 9/30/95
                                                                         -------------             -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                             $  1,247,000             $      720,000
 Adjustments to reconcile net income to net
 cash provided by operating activities:
          Depreciation, amortization and accretion, net                       55,000                    300,000
          Gain on sale of securities available for sale                      (14,000)                   (12,000)
 Change in assets and liabilities:
          Accounts receivable                                                 17,000                    (45,000)
          Accrued interest receivable                                         29,000                    112,000
          Income taxes                                                       566,000                    130,000
          Other assets                                                      (377,000)                     1,000
          Accounts payable                                                  (109,000)                       --
          Accrued expenses                                                    26,000                 (3,870,000)
          Minority interest in limited partnership                           (93,000)                   (11,000)
                                                                        ------------             --------------
 NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                                          $  1,347,000             $   (2,675,000)
                                                                        ------------             --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of securities available for sale                               (42,111,000)               (11,752,000)
 Proceeds from maturities of securities available for sale                 2,010,000                  5,000,000
 Proceeds from sales of securities available for sale                     38,402,000                 12,480,000
 Loan originations                                                        (3,418,000)                (1,097,000)
 Principal collected on loans receivable                                   2,847,000                  1,549,000
 Purchase of loans, net of discount                                             --                   (3,551,000)
 Purchase of limited partnership interest                                        -                     (250,000)
                                                                        ------------             --------------
 NET CASH PROVIDED (USED) BY INVESTING
    ACTIVITIES                                                            (2,270,000)                 2,379,000
                                                                        ------------             --------------
 NET CHANGE IN CASH AND CASH
    EQUIVALENTS                                                             (923,000)                  (296,000)
 CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                                                              1,715,000                    845,000
                                                                        ------------             --------------
 CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                                              $    792,000             $      549,000
                                                                        ============             ==============
 Supplemental schedule of non cash investing and financial
 activities for the period:

 Tax effect of unrealized (gain) loss on
    investment securities                                               $    152,000             $      130,000
                                                                        ============              =============





          See accompanying notes to condensed consolidated financial statements.

WESTMINSTER CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1996

1.   BASIS OF PRESENTATION

     In the opinion of Westminster Capital, Inc. and consolidated entities (the "Company"), the accompanying consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 1996 and December 31, 1995, and the results of consolidated operations and statements of cash flows for the periods ended September 30, 1996 and 1995.

     The consolidated financial statements include the accounts of Westminster Capital, Inc., its wholly owned subsidiaries and a greater than 50% interest in a limited partnership, Global Telecommunications Systems, LTD ("Global Telecommunications"). Certain re-classifications have been made to the consolidated statements of operations for the three month and nine month periods ended September 30, 1995 to conform with the 1996 presentation.

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to present the financial position, results of operations and statements of cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim consolidated financial statements have read or have access to the most recent report on Form 10-K which contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1995 and for the year then ended.


2.   INCOME TAXES

     The Franchise Tax Board continues to deny the refund claim of the Company for approximately $3.9 million (including accrued interest of $1.2 million). The Company has filed a protest with the California Franchise Tax Board which sets forth its position with respect to the refund claim. While the Company remains confident of the ultimate outcome to recover all or a substantial portion of its refund claim, in 1992 it established a valuation allowance for the carrying value of the asset of $1,954,000.
     The Company continues to maintain a reserve for this asset in the consolidated financial statements due to continuing uncertainties and the anticipated length of time it will take to resolve this matter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Income for the quarter ended September 30, 1996 was $214,000 or .03 per share as compared with $193,000 or .02 per share for the quarter ended September 30, 1995, an increase in earnings of $21,000 or 11%. This change in net income for the periods was primarily the result of increased interest income on securities available for sale of $91,000, coupled with an increase in telephone system revenue of $51,000, offset by increased general and administrative costs of $63,000 and an increased provision for income taxes of $109,000.

         During the quarter the Company sold approximately $18.5 million par value, of primarily tax exempt investment securities available for sale for a gain of $12,000. With the proceeds the Company purchased approximately $ 21.0 million par value, of United States Government obligations with an average maturity of less than 13 months. This transaction was entered into as a means to shorten the average maturity of the portfolio and reduce the risk of being classified as an Investment Company as defined by the Investment Company Act of 1940. As a result of these transactions, interest income on securities available for sale increased by $91,000.

         Also during the Quarter, the Company experienced an increase in subscribers and corresponding long distance service revenue at one of its site installations. This increase in revenue of $51,000 in comparing the periods more closely approximates full subscribership at the five military installations where telephone hardware and operating personnel are located.

         Offsetting its increased revenue, the Company generated additional general and administrative expenses of $63,000, primarily of a legal nature in regard to documentation of new investments and continued resolution of its appeal with the Franchise Tax Board.

         Lastly, for the quarter the Company increased its provision for income taxes by $109,000. This increase was primarily the result of the restructuring of its investment portfolio as previously discussed, coupled with increased revenue. For the quarter the Company's effective tax rate increased to 37% from 13% for the quarter ended September 30, 1995.

         Net income for the nine months ended September 30, 1996 was $1,247,000 or $.16 per share as compared with $720,000 or $.09 per share for the quarter ended September 30, 1995, an increase in earnings of $527,000 or 42%. This change in net income for the periods presented is primarily the result of increased interest income and fees recognized on loans outstanding of $739,000, coupled with an increase in lawsuit settlements of $253,000, partially offset by an increase in the provision for income taxes of $515,000.

         For the nine months ended, the company has benefited from the purchase of a $3.6 million auto leasing portfolio in August, 1995 at an initial discount of approximately $610,000 or 17%. For the nine months ended September 30, 1996 The Company has recognized approximately $329,000 in interest income including accretion, as compared with approximately $50,000 for the same period in 1995, an increase of $279,000.

         In addition, during the period average loans outstanding increased to approximately $2.7 million from an average of $1.8 million for the same periods during 1995. This increase of $900,000 in average loans outstanding coupled with an increase in yield to 27.8% from 12.6% amount to an increase of approximately $342,000. Included in the 27.8% yield for the nine months ended September 30, 1996 is approximately $100,000 of gain on common stock received in satisfaction of loan repayment.

         Also, included in net income was a lawsuit settlement of $813,000 net, which represents an increase of $253,000 as compared to the same period in 1995. These monies represent settlement payment from the Drexel, Milken litigation settled in 1993. In the third quarter of 1996 management was informed by outside counsel that while the Company may receive additional settlements, the amounts and timing of such should not be as great as monies previously recognized.

         Lastly, for the nine months ended the Company increased its provision for income taxes by $515,000. This increase was primarily the result of the modification of its investment portfolio as previously discussed, coupled with increased revenues of approximately $1.1 million. For the quarter the Company's effective tax rate increased to 33% from 14% for the quarter ended September 30, 1995.

Loans Receivable

         At September 30, 1996, all loans outstanding were current as to principal and interest. In addition, subsequent to September 30, 1996 the Company reached a signed agreement in regard to approximately $1,200,000 of unrecorded loan fees, penalties and interest which were previously past due on loans where the entire principal balance and corresponding interest had been paid in full. The final settlement requires the borrower to remit a total of approximately $702,000, of which $635,280 must be in the form of cash, by December 31, 1996. The Company will recognize additional fee income when such cash payment is received.

New Investments

         During the Quarter Ended September 30, 1996 the Company made two equity investments; a $125,000 preferred stock investment in a privately held fund, and a $500,000 common equity investment in a privately held company in Los Angeles. In addition, during the Quarter the Company entered into two loan agreements in the amounts of $500,000 and $520,000, respectfully.

Liquidity

         There was little change in the Company's financial condition at September 30, 1996 as compared to December 31, 1995. Of the $21.8 million of securities available for sale, approximately $21.5 million consists of U.S. Government securities with an average yield of 6.10% on a fully taxable equivalent basis. Since these securities have a weighted average maturity of approximately 13 months, the Company continues to maintain a very strong liquidity position.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

         The company is not aware of any litigation outstanding at September 30, 1996

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits:

                 27       Financial Data Schedule

            (b) There were no reports on Form 8-K filed during the thirteen weeks ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTMINSTER CAPITAL, INC.


Dated:  November 8, 1996             By /s/  William Belzberg
                                        ------------------------------
                                        William Belzberg,
                                        Chairman of the Board of Directors
                                        Chief Executive Officer


Dated:  November 8, 1996             By /s/  Gerald J. Fitch
                                        ------------------------------
                                        Gerald J. Fitch
                                        Executive Vice President
                                        Chief Financial Officer