Form 10-K405
period 1996-12-31
WESTMINSTER CAPITAL INC
filed 1997-03-28
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                 (Mark One)

                 /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1996
                                       OR

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

The aggregate market value of the voting stock held by non affiliates of the Registrant, based upon the closing sale price on the Pacific Stock Exchange of its common stock on March 20, 1997 was approximately $7,624,000. For purposes of the foregoing calculation, certain persons that have filed reports on
Schedule 13D with the Securities and Exchange Commission with respect to the beneficial ownership of more than 5% of the Registrant's outstanding voting stock and directors and executive officers of the Registrant have been excluded from the group of stockholders deemed to be nonaffifliates of the Registrant.

The number of shares of common stock, $1.00 par value per share, of the Registrant outstanding as of March 20, 1997, was 7,834,607.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for 1997 Annual Meeting of Stockholders is incorporated in Part III of this Report.

                           WESTMINSTER CAPITAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                    CONTENTS

PART I

         ITEM 1.  BUSINESS                                                                              3

         ITEM 2.  PROPERTIES                                                                            5

         ITEM 3.  LEGAL PROCEEDINGS                                                                     5

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                                                               6

PART II

         ITEM 5.  MARKET FOR THE CORPORATION'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                                                          7

         ITEM 6.  SELECTED FINANCIAL DATA                                                              8

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        9

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                         13

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE                                              27

PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  CORPORATION                                                                         27

         ITEM 11. EXECUTIVE COMPENSATION                                                              28

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                                                      28

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                      28

PART IV.

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K                                                                 28

Index to Exhibits                                                                                     31

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         Until 1991 the business of Westminster Capital, Inc. (the "Corporation") primarily consisted of the operations of a subsidiary, FarWest Savings and Loan Association (the "Association"). In January, 1991 the Resolution Trust Corporation (hereafter RTC) took possession of the Association as sole conservator. The conservatorship did not apply to the Corporation. Subsequently, the conservatorship was converted to a receivership and the assets and liabilities of the Association were liquidated.

         Since 1991, the Corporation has sought to acquire substantial interests in operating businesses. The Corporation owns a majority interest in a local telephone company (See "Telephone Company," below) and a substantial interest in a home delivery shopping company (See "Pink Dot," below). The Corporation intends to pursue the aquisition of substantial interests in other operating businesses. However, no assurances can be given that the Corporation will be able to identify attractive opportunities, or if it does, that it will be able to acquire interests on acceptable terms. The Corporation also engages in lending activity, originating or purchasing secured loans that generally do not exceed thirty-six months in duration. The Corporation invests its assets not employed in its operations in securities available for sale. These securities consist principally of U.S. Government securities, but also include investments in common and preferred stocks, warrants, convertible debentures and interests in limited partnerships that invest in securities. As the Corporation acquires interests in other operating businesses or originates or purchases loans, it intends to liquidate securities available for sale as may be necessary to consummate such acquisitions or fund such loans.

         The Corporation is a Delaware corporation formed in 1959. The executive office of the Corporation is located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212 and its telephone number is (310) 278-1930.

TELEPHONE COMPANY

         Pursuant to contracts with four military bases, Global Telecommunications Systems, LTD ("Global Telecommunications") operates telephone network systems to serve officers and enlisted personnel with local and long distance telephone service. Global Telecommunications installed and owns the switches, wiring and individual telephone equipment at each of the bases, and maintains and operates that equipment with its personnel. Telephone system revenue is generated through the use of the system by the individual military personnel who are subscribers. Revenue is partially offset by time charges from the long distance telephone provider to Global Telecommunications.

         The Corporation acquired a limited partnership interest in Global Telecommunications in October, 1993. All four systems were completed and have been operating since 1994. Under the Global Telecommunications partnership agreement the Corporation is entitled to 75% of the partnership distributions (which is proportional to its investment). The consolidated financial statements include this investment on a consolidated basis.

PINK DOT

         Pink Dot provides home delivery service of grocery, delicatessen, bakery, salad bar, pasta bar, liquor, video and non-prescription pharmacy items through company-owned stores. Pink Dot accepts orders from customers by telephone, fax, or the Internet and delivers the orders within 30 minutes.
Pink Dot charges a delivery fee in addition to the price of the goods delivered. Pink Dot opened its first store in 1988 and its second store in 1995 in the west Los Angeles area.

         Following the opening of the second store, Pink Dot and the Corporation entered into a Loan and Stock Purchase Agreement in November, 1995, which was amended in September, 1996. Under the Agreement, the Corporation committed to provide up to $3 million to Pink Dot to open additional stores in the Los Angeles area beyond the two stores then open and to establish infrastructure necessary for the growth of Pink Dot. The terms of the Agreement call for the Corporation to make loans of up to $2.5 million and to invest $500,000 in common stock representing 40% of the issued and outstanding shares of Pink Dot. Pursuant to the Agreement, the Corporation advanced $1 million in loans in 1996 for three additional stores that were opened during 1996, so that at December 31, 1996, Pink Dot had five stores open and operating. In September, 1996, the Corporation made the $500,000 investment in 40% of the common stock of Pink Dot and advanced an additional $500,000 in loans to fund the opening of additional stores during the first quarter of 1997. Pink Dot is currently completing improvements for two additional stores and negotiating leases for additional stores. The Corporation advanced the remaining $1 million in loans in the first quarter of 1997 to fund costs of opening additional stores during 1997. The Corporation has no current plans to provide loans or equity investment to Pink Dot beyond the amounts committed pursuant to the Agreement. The consolidated financial statements include this investment on the equity basis.


LOANS

         The Corporation originates and, from time to time, purchases loans that are secured by real estate, personal property or other collateral. In connection with each loan proposal, the Corporation considers the value and quality of the real estate or other collateral available to secure the loan compared to the loan amount requested, the proposed interest rate and repayment terms and the quality of the borrower. The Corporation holds the loans it originates or purchases in its portfolio to maturity or earlier payoff.

         At December 31, 1996, the Corporation's loans outstanding consisted of loans secured by automobile leases in the amount of $742,000, net of the discount at which the loans were purchased, loans secured by trust deeds or mortgages in the principal amount of $1,570,000, and loans secured by other collateral in the principal amount of $2,002,000. In addition, during 1996 the Corporation originated loans secured by real estate in the amount of $1,250,000 and loans secured by other collateral in the amount of $2,850,000, all of which were repaid prior to December 31, 1996.

         The loans secured by automobile leases were purchased in 1995 for a purchase price of $3,551,000 net of a discount of $742,000. The remaining average maturity of these loans is nine months at December 31, 1996. The loans secured by real estate outstanding at December 31, 1996 have maturities of less than two years and interest rates of 15%. The loans secured by other collateral, except for the loan made to Pink Dot, mature in less than twelve months and bear interest at 12%.

         The loan to Pink Dot, of which the principal amount of $1,500,000 had been advanced at December 31, 1996, and a commitment to advance an additional $1,000,000 remained outstanding, is secured by the tangible and intangible assets of Pink Dot. The loan bears interest at a variable rate equal to the lesser of Bank of America's "prime rate" or the rate established by the Federal Reserve Bank of San Francisco for member banks plus 5%. Interest accrues and is added to the principal amount of the note until 2000, at which time principal and interest are payable in quarterly installments based on a 15 year amortization, with the entire unpaid principal amount due December, 2001, or on the earlier occurrence of sale of Pink Dot or a public offering or private placement of its equity securities. (See "Pink Dot," above).

         From 1993 to 1995, the Corporation made loans to a single borrower secured by mortgages and deeds of trust on residential and commercial properties. At December 31, 1995, the entire principal and accrued interest on these loans and certain loan fees had been paid in full. However, approximately $1,200,000 in unrecognized loan fees and penalties remained unpaid. The Corporation reached agreement with the borrower during 1996 to accept payments of approximately $700,000 in full satisfaction of the fees and penalties due. These fees and penalties were recognized as income in 1996 because the collectibility was in doubt until payment was received.


SECURITIES AVAILABLE FOR SALE

         The Corporation invests its assets not employed in its operations in securities available for sale. These securties consist principally of U.S. Government securities, but also include investments in common and preferred stocks, warrants, convertible debentures and limited partnerships that invest in securities. The Corporation does not actively engage in investing in equity securities but from time to time makes moderate investments as opportunities arise which the Corporation believes are consistent with its operations. Certain of the equity securities owned by the Corporation were received by it as additional compensation for loans extended by the Corporation.


EMPLOYEES

         As of December 31, 1996, the Corporation had fourteen salaried employees (including ten Global Telecommunications employees). Two of the Corporation's employees are executive officers.


ITEM 2.   PROPERTIES

         The executive office of the Corporation is located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212, telephone (310) 278-1930. The Corporation's executive office is leased for a five year term ending in November, 1997.

ITEM 3.   LEGAL PROCEEDINGS

         During 1996, the Corporation received approximately $813,000 in net proceeds from a settlement of claims asserted on behalf of the Corporation against Drexel Burnham Lambert Inc. ("Drexel"), Michael Milken ("Milken") and other related parties in an action filed in the Los Angeles County Superior Court in 1989. The action involved claims of various violations of federal and state securities laws by Drexel, Milken and the other parties. The $813,000 represents a recovery of approximately $1.25 million, less court directed attorneys' fees of approximately $438,000. From 1993 through 1995, the Corporation received approximately $21.5 million in net proceeds, which represents a recovery of approximately $33.2 million, less court directed attorneys' fees of approximately $11.7 million. The Corporation received an additional payment of approximately $522,000, net of court directed attorneys' fees, in the first quarter of 1997, which will be reflected in the Corporation's first quarter 1997 consolidated financial statements.

         A wholly-owned subsidiary of the Corporation is a party to litigation entitled BURES V. SILVER RIDGE APARTMENTS, LTD. filed in March, 1993 pending in the Eighth Judicial District Court of Clark County, Nevada. The case relates to an apartment house project which was sold in October, 1993 by the Corporation's wholly-owned subsidiary, as successor general partner. The prior general partner had conveyed a security interest in its partnership interest to the Corporation's wholly-owned subsidiary. After a default on the secured obligation, the Corporation's wholly-owned subsidiary exercised its rights as a secured creditor, and, as a result, the partnership interest was acquired by the Corporation's wholly-owned subsidiary, which became the successor general partner. The plaintiff, who is a creditor of the prior general partner, alleges that he acquired a 69% interest in the partnership prior to the sale of the project as a result of judgment enforcement proceedings against the prior general partner. The Corporation believes that the judicial enforcement proceedings brought by the plaintiff were improper and had no legal effect on the ownership of the general partnership interest and that the security interest held by the Corporation's wholly-owned subsidiary was senior in priority to the interest claimed by the plaintiff. The plaintiff is seeking an order declaring that he is the general partner of the partnership and entitled to possession of its property, a judgment quieting title to general and limited partnership interests representing a 69% interest in the partnership and other relief determined by the court to be appropriate. No trial date has been set for the matter in State District Court but such a date may be set at any time prior to May, 1998. The Corporation believes that the claims asserted are without merit and intends to vigorously contest the case.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS
NONE


EXECUTIVE OFFICERS OF REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in part I of the Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997.

         The following table sets forth certain information with respect to the executive officers of the Corporation:

                       Name                            Age          Position
                       ----                            ---          --------
                       William Belzberg                64           Chairman of the Board
                                                                    Chief Executive Officer

                       Keenan Behrle                   54           Executive Vice President
                                                                    Chief Financial Officer

         The term of office of the officers may be terminated at any time by the Board of Directors.

         Mr. William Belzberg has served as chairman of the Board of Directors of the Corporation since 1977. Mr. Belzberg was also President and Chief Executive Officer of the Corporation in 1987 and 1988 and has served as Chief Executive Officer since September, 1990.

         Mr. Keenan Behrle became Executive Vice President and Chief Financial Officer of the Corporation on February 10, 1997. From November, 1993 to February, 1997, Mr. Behrle was engaged in real estate development activities for his own account. From 1991 to November, 1993, Mr. Behrle was President and Chief Executive Officer of Metropolitan Development, Inc., a real estate development company located in Los Angeles, California. Mr. Behrle has been a director of the Corporation since 1985.


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

                                  High               Low
                                  ----               ---
1996
----
First Quarter               $   2 3/16            $  1 5/8
Second Quarter                  2 1/16               1 7/8
Third Quarter                   2 1/16               1 15/16
Fourth Quarter                  2                    1 3/4

1995
----
First Quarter               $   1 15/16           $  1 1/8
Second Quarter                  1 15/16              1 5/8
Third Quarter                   2 1/4                1 1/2
Fourth Quarter                  2 5/16               2

         The Corporation had approximately 1,032 holders of record of its Common Stock as of March 12, 1997.

         The Corporation has not paid cash dividends since 1989 and intends to retain all excess cash resulting from its business operations, if any, for future acquisitions and investments.

ITEM 6.  SELECTED FINANCIAL DATA



                            SELECTED FINANCIAL DATA
                  (dollars in thousands except per share data)


                                                   1996            1995            1994            1993           1992
                                                   ----            ----            ----            ----           ----
                 FINANCIAL DATA:
                 Total assets                     $33,212         $28,199         $29,473         $27,311        $29,058
                 Cash and cash
                    equivalents                     2,310           1,715             845          23,257          6,166
                 Loans receivable, net              4,636           2,513             716           1,410             92
                 Securities available
                    for sale                       24,162          21,747          25,402             -                1
                 Telephone systems, net             1,080           1,333           1,579             546            -
                 Investment in real estate            -               -               -               -           18,757
                 Total liabilities                  7,745           5,099           7,990           4,015         18,196
                 Shareholders' equity              25,467          23,100          21,483          23,296         10,862
                                                  =======         =======         =======         =======        =======
                 EARNINGS DATA:
                 Interest income                  $ 2,228         $ 1,467         $ 1,139         $   219        $   277
                 Loan fees                            751             320              75             -              -
                 Lawsuit settlement, net              813           1,209           3,528          16,819            -
                 Telephone system revenue           1,528           1,522           1,102              14            -
                 Gain (loss) on sale
                    of securities                      (3)             15             -               -              -
                 Gain on sale of loans                -               -               -               150            -
                 Loss from equity investment         (169)            -               -               -              -
                 Refund of litigation costs           -               -               757             -              -
                 Income (loss) from
                    continuing operations           1,571           1,308          (1,608)         12,844         (2,874)
                 (Loss) from discontinued
                    operations                        -               -               -              (410)          (151)
                 Net income (loss)                  1,571           1,308          (1,608)         12,434         (3,025)
                                                  =======         =======         =======         =======        =======
                 PER SHARE DATA:
                 Net income (loss) per share
                   from continuing operations     $   .20         $   .17         $  (.21)        $  1.64        $  (.37)
                 Net (loss) per share from
                   discontinued operations            -               -               -           $  (.05)       $  (.02)
                 Net income (loss) per
                   share                          $   .20         $   .17         $  (.21)        $  1.59        $  (.39)
                 Book value per share
                   (end of period)                $  3.25         $  2.96         $  2.75         $  2.98        $  1.39
                 Weighted average fully diluted
                   shares outstanding               7,844           7,880           7,815           7,815          7,815
                 Cash dividends per share             -               -               -               -              -
                                                  =======         =======         =======         =======        =======

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         At December 31, 1996, the Corporation's principal assets consisted of a majority ownership interest in Global Telecommunications, a limited partnership engaged in constructing and operating local telephone services for military residential quarters (See "Business - Telephone Company"), a substantial ownership interest in a home delivery shopping company (See "Business-Pink Dot"), loans secured by real estate, personal property or other collateral, securities available for sale and cash or cash equivalents.

         The Corporation's major sources of on-going income include the interest earned on its cash and cash equivalent position, interest on securities available for sale, interest on its loan portfolio, income from Global Telecommunications and income from its equity investment in Pink Dot, although this investment recorded a loss in 1996.


RESULTS OF OPERATIONS

         Revenues for 1996 were $5,234,000 compared to $4,596,000 for 1995.
The increase primarily resulted from an increase of $566,000 in interest on loans, a $431,000 increase in loan fees and a $195,000 increase in interest on securities available for sale and money market funds.

         The increase in revenues was partially offset by a decrease of $396,000 in the amount received from the Drexel, Milken litigation (See "Legal Proceedings") and a loss of $169,000 in 1996 from an equity investment in Pink Dot.

         Interest on loans increased in 1996 compared to 1995 because of the large increase in average loans outstanding. Loan fees increased primarily as a result of recognizing $700,000 of previously unrecognized loan fees. Although these fees were due in 1995 and 1994, they were not recognized as income because of severe delinquency problems and doubt as to ultimate collectibility.

         Interest on securities available for sale increased in 1996 as the Corporation sold its state and municipal securities in April, 1996 and invested the funds in higher yielding (pre-tax) U.S. Government Securities and Agencies.

         In 1996, the Corporation received $813,000, net of attorneys' fees from the Drexel, Milken litigation as compared to $1,209,000, net of attorneys' fees in 1995. Although the Corporation expects to receive additional settlement payments in the future, the timing and amounts of such revenues are not determinable and monies received will not be as great as previously recognized. The Corporation did receive an additional payment of approximately $522,000, net of court directed attorneys' fees, in the first quarter of 1997 which will be reflected in the Corporation's first quarter 1997 consolidated financial statements.

         Telephone system revenue was comparable for 1996 and 1995 as expected since there were full years of operations for both years with the same number of operating bases.

         The loss on sale of securities for 1996 was $3,000 compared to a gain of $15,000 in 1995. During 1996, the Corporation recorded a permanent impairment write-down of $150,000 on an equity security and recorded a gain of $147,000 on the sale of other securities available for sale.

         The loss from the equity investment of $169,000, resulted from the Corporation's share of Pink Dot's loss from the date of its investment. The loss was attributable to the opening of several new stores in 1996 which had not yet reached a break even point.

         Revenues for 1995 were $4,596,000 compared to $6,706,000 for 1994.
The decrease primarily resulted from a significant reduction in the amounts received from the Drexel, Milken litigation. See "Legal Proceedings." In 1995, the Corporation received $1,209,000 net of attorneys' fees as compared to $3,528,000 net of attorneys' fees in 1994. The decrease in 1995 also resulted from a refund of litigation costs incurred in prior years which was recognized in 1994. There was no such refund in 1995.

         The decrease in lawsuit settlement revenues in 1995 was partially offset by increases in interest on loans of $196,000, loan fees of $245,000, interest on securities of $132,000 and telephone system revenue of $420,000. Interest on loans and securities increased because of higher interest rates during 1995 which were only partially offset by lower average principal balances outstanding. Loan fees increased because they are recognized on the cash basis as received due to the uncertainty of collectibility. Telephone system revenue, which consists entirely of billings for telephone charges, increased due to the fact that 1995 was the first full year of operations for all four bases.

         Total expenses for 1996 were $2,763,000 and dropped slightly when compared to $2,819,000 for 1995. Telephone time charges and other telephone system charges were comparable from year to year as expected since there were full years of operations for both years with the same number of operating bases.

         General and administrative expenses of $1,424,000 for 1996 were comparable to such expenses of $1,460,000 in 1995. All expense categories included in general and administrative expenses were comparable from year to year.

         Total expenses for 1995 were $2,819,000 compared to $6,422,000 for 1994. The decrease was due to a $4,000,000 settlement in 1994 of certain litigation threatened by the RTC. There was no such settlement in 1995. General and administrative expenses also decreased $162,000 in 1995. The decreases were partially offset by increases of $204,000 in telephone time charges and $355,000 of telephone system expenses in 1995. Telephone time charges and telephone system expenses increased because 1995 was the first full year of operations for all four bases.

         The decrease in general and administrative expenses for 1995 compared to 1994 primarily resulted from a reduction of legal expenses of approximately $400,000 during 1995. This decrease was partially offset by an increase in most other expense categories due to the continued increase in the Corporation's activities during 1995. Legal expenses decreased because threatened litigation with the RTC was settled in 1994.

         General and administrative expenses for the years 1994 through 1996 consisted of salaries, occupancy expense and other costs and in 1994 included substantial legal fees incurred in connection with threatened litigation against the Corporation, its officers and directors by the RTC.

         The 1996 and 1995 provisions for income taxes primarily reflect deferred provisions for income before taxes less non taxable interest for federal income tax purposes and a deferred provision for income before taxes for state income tax purposes. The 1994 provision for income taxes primarily reflects a provision for unresolved tax issues.

         The income tax provisions reflect effective rates of 34%, 24% and 626% for the years ended December 31, 1996, 1995 and 1994. The 1996 effective rate increased from 1995 due to a lesser proportion of tax free state and municipal securities outstanding during the year. The 1995 effective rate decreased significantly because of the provision for unresolved tax issues in 1994.

         In the fourth quarter of 1994, the Corporation received the preliminary results provided by the Franchise Tax Board with respect to its refund claim for approximately $3.9 million (including accrued interest of $1.2 million at the date of the claim). Those audit findings propose to deny the refund claim. The Corporation has filed a protest with the California Franchise Tax Board which sets forth its position with respect to the refund claims. While the Corporation remains convinced that it will eventually recover all or a substantial portion of its refund claim, in 1992 the Corporation established a valuation allowance of 50%, adjusting the carrying value of this asset to $1,954,000 at December 31, 1992, to reflect the uncertainties attributable to the California Franchise Tax Board's position. Due to continuing uncertainties and the length of time it will take to resolve this matter, management recorded an additional provision for unresolved tax issues of $1,954,000 during 1994. The provision is included in the provision for income taxes in the 1994 Consolidated Statement of Operations.


PAST DUE LOANS, INTEREST AND LOAN FEES

         During the period from September, 1993 through July, 1995 the Corporation made several loans which aggregated approximately $7,313,000 to one party which were secured by mortgages or deeds of trust on residential and commercial properties as well as notes secured by mortgages and deeds of trust on residential and commercial properties. At December 31, 1995 the entire principal balance and accrued interest thereon had been paid in full. However, there were also approximately $1,500,000 in loan fees and penalties which were due at various dates during 1995 and 1994.

         During 1995, the Corporation received approximately $320,000 of the fees and penalties due. The balance of $1,180,000 plus accrued interest of $70,000 was all past due at December 31, 1995. During 1996, the Corporation reached a settlement agreement with the party in regard to the balances outstanding. The final settlement required the borrower to remit a total of approximately $700,000 by December 31, 1996. The Corporation did receive these fees during 1996. Due to the past due nature of these fees, penalties and interest and the questionable collectibility, amounts were recognized in the financial statements only as cash was received.

         At December 31, 1996 all loans outstanding were current as to principal and interest.


LIQUIDITY

         The principal changes in the Corporation's financial condition at December 31, 1996 as compared to December 31, 1995 are the decrease of $1,571,000 in the accumulated deficit resulting from the net income for the year ended December 31, 1996 and increases in cash and cash equivalents, securities available for sale and loans receivable. U.S. Government and Agency securities with a market value of $16,758,000 have a weighted average maturity of approximately eleven months, and therefore the Corporation continues to maintain a very strong liquidity position. The securities are pledged as collateral against the Corporation's line of credit.

         The Corporation's financial position at December 31, 1996 remained strong. Shareholders' equity was $25,467,000 (as compared to $23,100,000 at December 31, 1995), and the Corporation had no outstanding debt, although it did have $6,058,000 in income tax liabilities, $77,000 in accounts payable, $56,000 in accrued expenses and $1,200,000 due a broker. The income tax liabilities primarily consist of tax provisions for the settlements received in connection with the Drexel and related litigation (partially offset by net operating loss carryfowards).

         The Corporation continues to seek investments in or acqusitions of one or more businesses, although no assurances can be given that any such acquisitions or investments will be made or, if made, that they will be successful.

RECENT ACCOUNTING DEVELOPMENT

         In June, 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Corporation does not expect that adoption of SFAS No. 125 will have a material impact on the Corporation's financial position, results of operations, or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Westminster Capital, Inc.
Beverly Hills, California:

We have audited the accompanying consolidated statements of financial condition of Westminster Capital, Inc. and subsidiaries (the "Corporation") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westminster Capital, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.




/s/ KPMG Peat Marwick LLP

Los Angeles, California
March 1, 1997

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1996 AND 1995



 ASSETS                                               1996             1995
                                                   -----------     ------------
 Cash and cash equivalents                         $ 2,310,000      $ 1,715,000
 Securities available for sale, at market           24,162,000       21,747,000
 Loans receivable, net                               4,636,000        2,513,000
 Accounts receivable                                   225,000          321,000
 Income tax refunds receivable                       1,954,000        1,954,000
    Less: allowance for doubtful receivable         (1,954,000)      (1,954,000)
                                                   -----------      -----------
 Income tax refunds receivable, net                       -                -
 Accrued interest receivable                           422,000          522,000
 Telephone systems, net                              1,080,000        1,333,000
 Office furniture and equipment, net                    48,000           45,000
 Goodwill, net                                         278,000             -
 Other assets                                           51,000            3,000
                                                   -----------      -----------
 TOTAL ASSETS                                      $33,212,000      $28,199,000
                                                   ===========      ===========
 LIABILITIES AND
 SHAREHOLDERS' EQUITY

 LIABILITIES:

 Accounts payable                                  $    77,000      $   181,000
 Accrued expenses                                       56,000          104,000
 Due to broker                                       1,200,000             -
 Income taxes                                        6,058,000        4,349,000
 Minority interest in limited partnership              354,000          465,000
                                                   -----------      -----------
 TOTAL LIABILITIES                                   7,745,000        5,099,000
                                                   -----------      -----------

 SHAREHOLDERS' EQUITY:

 Common stock, $1 par value: 30,000,000 shares
    authorized: 7,835,000 and 7,815,000 shares
    issued and outstanding in 1996 and 1995,
    respectively                                     7,835,000        7,815,000
 Capital in excess of par value                     55,943,000       55,946,000
 Accumulated deficit                               (39,194,000)     (40,765,000)
 Unrealized holding gains on securities
    available for sale, net of taxes                   883,000          104,000
                                                   -----------      -----------
 TOTAL SHAREHOLDERS' EQUITY                         25,467,000       23,100,000
                                                   -----------      -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $33,212,000      $28,199,000
                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31, 1996


INCOME:                                      1996           1995            1994
-------                                      ----           ----            ----
Interest on loans                      $1,184,000     $  618,000     $   422,000
Loan fees                                 751,000        320,000          75,000
Interest on securities available
   for sale and money market funds      1,044,000        849,000         717,000
Gain (loss) on sale of securities
   available for sale                      (3,000)        15,000           -
Lawsuit settlement, net                   813,000      1,209,000       3,528,000
Telephone system revenue                1,528,000      1,522,000       1,102,000
Refund of litigation costs                   -             -             757,000
Loss from equity investment              (169,000)         -               -
Other                                      86,000         63,000         105,000
                                       ----------     ----------     -----------
Total Income                            5,234,000      4,596,000       6,706,000
                                       ----------     ----------     -----------
EXPENSES:
---------
Regulatory settlement                        -               -         4,000,000
Telephone time charges                    725,000        723,000         519,000
Other telephone system charges            614,000        636,000         281,000
General and administrative              1,424,000      1,460,000       1,622,000
                                       ----------     ----------     -----------
Total Expenses                          2,763,000      2,819,000       6,422,000
                                       ----------     ----------     -----------

INCOME BEFORE INCOME
TAXES AND MINORITY INTEREST             2,471,000      1,777,000         284,000

INCOME TAX PROVISION                     (840,000)      (420,000)     (1,778,000)

MINORITY INTEREST IN INCOME
OF CONSOLIDATED PARTNERSHIP               (60,000)       (49,000)       (114,000)
                                       ----------     ----------     -----------
NET INCOME (LOSS)                      $1,571,000     $1,308,000     $(1,608,000)
                                       ==========     ==========     ===========
Net Income (loss) Per Common Share:
     Primary                                 $.20          $ .17           $(.21)
     Fully Diluted                           $.20          $ .17           $(.21)
                                       ==========     ==========     ===========

Weighted Average Shares Outstanding:
     Primary                            7,842,000      7,850,000       7,815,000
     Fully Diluted                      7,844,000      7,880,000       7,815,000
                                       ==========     ==========     ===========

   See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 1996



                                                                                                        UNREALIZED HOLDING
                                                                                                          GAINS (LOSSES)
                                                                  CAPITAL IN                              ON SECURITIES
                                                COMMON            EXCESS OF          ACCUMULATED       AVAILABLE FOR SALE,
                                                STOCK             PAR VALUE            DEFICIT             NET OF TAXES
                                              ----------         -----------         ------------      ------------------
BALANCE, DECEMBER 31, 1993                    $7,815,000         $55,946,000         $(40,465,000)         $     -

Net loss                                            -                  -               (1,608,000)               -
Unrealized holding losses on securities
   available for sale, net of taxes                 -                  -                   -                (205,000)
                                              ----------         -----------         ------------          ---------
BALANCE, DECEMBER 31, 1994                     7,815,000          55,946,000          (42,073,000)          (205,000)

Net income                                          -                  -                1,308,000                -
Change in unrealized holding gains
   on securities available for sale,
   net of taxes                                     -                  -                   -                 309,000
                                              ----------         -----------         ------------          ---------
BALANCE, DECEMBER 31, 1995                    $7,815,000         $55,946,000         $(40,765,000)         $ 104,000

Net income                                         -                  -                 1,571,000               -
Change in unrealized holding gains
   on securities available for sale,
   net of taxes                                    -                  -                   -                  779,000
Exercise of stock options                         20,000              (3,000)             -                     -
                                              ----------         -----------         ------------          ---------
BALANCE, DECEMBER 31, 1996                    $7,835,000         $55,943,000         $(39,194,000)         $ 883,000
                                              ==========         ===========         ============           ========

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                     1996            1995            1994
                                                     ----            ----            ----
CASH FLOWS/OPERATING ACTIVITIES:
Net income (loss)                            $  1,571,000     $ 1,308,000    $ (1,608,000)
Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities:
Provision for loan losses and doubtful
  receivables                                      50,000          30,000          31,000
Depreciation, amortization and
  accretion, net                                   40,000         264,000         354,000
Decrease (Increase) in accounts receivable         46,000         (64,000)       (245,000)
Decrease (Increase) in accrued interest           100,000          89,000        (572,000)
receivable
Loss (Gain) on sales of securities
  available for sale                                3,000         (15,000)            -
Loss from equity investment                       169,000            -                -
Net change in income taxes                      1,190,000         935,000        (176,000)
Decrease (increase) in other assets                (2,000)          2,000          32,000
Net change in accounts payable                   (104,000)        116,000          65,000
Net change in accrued expenses                    (48,000)     (4,119,000)      5,811,000
Net change in minority interest                  (111,000)        (30,000)        366,000
                                             ------------    ------------    ------------
NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                         2,904,000      (1,484,000)      4,058,000
                                             ------------    ------------    ------------
CASH FLOWS/INVESTING ACTIVITIES

Purchase of securities                        (44,981,000)    (15,999,000)    (58,958,000)
Proceeds from maturities of securities          2,010,000       5,519,000      11,795,000
Proceeds from sales of securities              41,659,000      14,456,000      21,247,000
Loan originations and purchases                (7,760,000)     (4,687,000)     (5,247,000)
Principal collected on loans receivable         6,046,000       3,065,000       5,910,000
Net change in due to broker                     1,200,000          -               -
Proceeds from exercise of options                  17,000          -               -
Purchase of equity investment                    (500,000)         -               -
Purchase of telephone systems and office
   equipment                                        -              -           (1,217,000)
                                             ------------    ------------    ------------
NET CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES                                  (2,309,000)      2,354,000     (26,470,000)
                                             ------------    ------------    ------------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                     595,000         870,000     (22,412,000)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                    1,715,000         845,000      23,257,000
                                             ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                    $  2,310,000    $  1,715,000    $    845,000
                                             ============    ============    ============
Supplemental schedule of non cash
  investing and financing activities:

Tax effect of unrealized gains (losses)
   on securities available for sale          $    519,000    $    207,000    $   (137,000)
                                             ============    ============    ============

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1996
(See Independent Auditors' Report)

1.   BASIS OF PRESENTATION

In 1991, the Resolution Trust Corporation (the "RTC") took possession of FarWest Savings and Loan Association (the "Association"), the Corporation's wholly owned subsidiary, as sole conservator and subsequently was appointed receiver of the Association. In 1995, a Settlement Agreement and Release was entered into by and between the RTC, the Corporation, and three of its present and former directors ("Directors"). The Settlement Agreement provided for payment of $4 million by the Corporation to the RTC, requires the RTC to cooperate with the Corporation in connection with the pending proceedings to recover tax payments made by the Corporation to the State of California, and releases all claims among the parties. The $4 million settlement was provided for in the 1994 consolidated financial statements.

The Corporation acquired a limited partnership interest in Global Telecommunications in October 1993 and as of December 31, 1996 has invested $1,265,000 in that partnership to fund a telephone accessing network on four military bases. Under the Global Telecommunications partnership agreement, the Corporation is entitled to 75% of the partnership distributions (which is proportional to its investment).

On September 23, 1996 the Corporation acquired a 40% interest in Pink Dot, Inc., a home delivery shopping company. The Corporation accounts for the investment under the equity method of accounting. Under the equity method of accounting, income or loss is recognized in the Corporation's Statement of Operations based on its proportionate share of Pink Dot's income or loss.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF ACCOUNTING AND CONSOLIDATION - The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, FarWest Financial Insurance Agency, Silver Ridge Apartments, G.P., Inc. and Silver Ridge Apartments, L.P., Inc. FarWest Financial Insurance Agency has been inactive since 1991 and Silver Ridge Apartments G.P., Inc., and Silver Ridge Apartments L.P., Inc., have been inactive since 1993. The consolidated financial statements also include the accounts of Global Telecommunications, a limited partnership in which the Corporation has a 75% limited partnership interest. All material intercompany accounts and transactions have been eliminated in consolidation. References to the Corporation may include one or more of its wholly owned subsidiaries.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. They are readily convertible to known amounts of cash and are so near maturity that no significant risk of changes in value exists because of changes in interest rates.

SECURITIES AVAILABLE FOR SALE - The Corporation classifies its securities as held to maturity securities, trading securities and available for sale securities, as applicable. The Corporation did not hold any held to maturity securities or trading securities at December 31, 1996 or 1995.

Securities available for sale are carried at estimated fair value. The Corporation classifies investments as available for sale when it determines that such securities may be sold at a future date or if there are foreseeable circumstances under which the Corporation would sell such securities.

Changes in the estimated fair value of securities available for sale are included in shareholders' equity as unrealized holding gains or losses, net of the related tax effect. Declines in the fair value of individual securities available for sale below their cost that are other than temporary are written-down to their estimated fair value with the resulting write-down included in net income as realized losses. Realized gains or losses on available for sale securities are computed on a specific identification basis. Amortized premiums and accreted discounts are included in interest income using the interest method.

WARRANTS - In connection with the funding of loans and purchase of securities, the Corporation has received warrants to purchase common stock of the debtor. Certain warrants are not assigned a value as no estimated fair value is readily obtainable. Such warrants are recorded at their estimated fair value when a market is established.

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

GOODWILL - Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with investments using the equity method of accounting. Goodwill is amortized over a ten year period and is evaluated periodically for other than temporary impairment. During this evaluation, Management takes into consideration the value of the recorded goodwill and any event or circumstances that might have diminished fair value. Should such an assessment indicate permanent impairment the net book value would be adjusted accordingly.

LOAN FEES - Loan Fees are deferred net of direct incremental loan origination costs. Net deferred fees are accreted into income using the interest method or straight line method if not materially different. Loan fees due at the maturity of a loan are also deferred and accreted to income unless collectibility is in doubt in which case they are then recognized on the cash basis.

INCOME (LOSS) PER SHARE - Income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method.

INCOME TAX MATTERS - The Corporation joins with its subsidiaries in filing consolidated federal income and state franchise tax returns. In the tax returns, taxable income or loss is consolidated with the taxable income or loss of the subsidiaries.

Under the asset and liability method of accounting for income taxes, income tax expense (benefit) is recognized by establishing deferred tax assets and liabilities for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Corporation's evaluation of the realizability of deferred tax assets includes consideration of the amount and timing of future reversals of existing temporary differences.

STOCK OPTION PLAN - Prior to January 1, 1996, the Corporation accounted for its stock option plan in accordance with the provision of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures for employee stock option grants issued in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure of SFAS No. 123.

USE OF ESTIMATES - Management of the Corporation has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principals. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant changes relate to the estimated fair value of certain securities available for sale.

RECLASSIFICATION - Certain reclassifications have been made to the prior years' financial statements to conform with the 1996 presentation.

3.   SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at December 31, 1996 and 1995 are as follows (in thousands):


                                                            Gross             Gross
                                                         Unrealized         Unrealized             Estimated
                                Amortized Cost              Gains             Losses               Fair Value
  1996:                         --------------           ----------         ----------            -----------
  U.S. Treasury and Agency
     Securities                        $16,723               $   35                --                 $16,758
  Equity and Debt Securities             4,307                1,322                --                   5,629
  Investments in Limited
     Partnerships which invest
     in Securities                       1,660                  115                --                   1,775
                                       -------               ------              ----                 -------
      Total                            $22,690               $1,472              $ --                 $24,162
                                       =======               ======              ====                 =======
  1995:
  State, Municipal and other
     Obligations                       $20,623               $   55              $ 13                 $20,665
  Equity Securities                        950                  173                41                   1,082
                                       -------               ------              ----                 -------
      Total                            $21,573               $  228              $ 54                 $21,747
                                       =======               ======              ====                 =======

U.S. Teasury and Agency Securities at December 31, 1996 are pledged against the Corporation's line of credit.

Maturities of securities available for sale were as follows at December 31, 1996 (in thousands):

                                                           Amortized                    Fair
                                                              Cost                      Value
                                                           --------                    --------
                 Due after one year through
                    five years                              $20,483                     $21,909

                 Equity securities                            2,207                       2,253
                                                            -------                     -------
                                                            $22,690                     $24,162
                                                            =======                     =======

All of the investments in limited partnerships which invest in securities are classified in the due after one year through five years category as they have redemption rights exercisable by the Corporation.

Gross unrealized gains include the value ascribed to warrants which have a readily determinable value, whether detached or attached to securities. Proceeds from sales of securities available for sale during 1996 and 1995 were approximately $41,659,000 and $14,456,000, respectively. Gross gains (losses) of $221,000 and ($224,000) were realized on these sales in 1996, and $16,000 and ($1,000) in 1995, respectively. During 1996, the market price of one readily tradeable security declined below its cost to a level that was considered to be other than temporary. A resulting write-down of $150,000 was recorded by the Corporation as a realized loss on sale of securities.

4.   LOANS RECEIVABLE

The composition of the Corporation's loans receivable at December 31, 1996 and 1995 is as follows (in thousands):

                                                                   1996           1995
                                                                   ----           ----
               Loans secured by automobile
                  leases, net of discount                        $  742         $2,448
               Loans, including loan fees, secured
                   by trust deeds or mortgages                    1,892            -

               Loans secured by other collateral                  2,002             65
                                                                 ------         ------
               Total                                             $4,636         $2,513
                                                                 ======         ======

The loans secured by automobile leases represent a portfolio of loans purchased by the Corporation in 1995. The purchase price was $3,551,000 net of discount of $742,000. The remaining average maturity of the portfolio is approximately nine months at December 31, 1996. At December 31, 1996 all loans were performing in accordance with their contractual terms.

The loans secured by trust deeds or mortgages made by the Corporation from 1993 to 1995 were collateralized by residential and commercial properties. These loans and loan fees bear interest rates which approximate 15% and all matured during 1994 and 1995. All of the principal balances were paid off in 1995, and loan fees of $700,000 and $320,000 were recognized as income in 1996 and 1995, respectively.

The loans secured by trust deeds or mortgages originated in 1996 have maturities of less than two years and interest rates of 15%. The loans secured by other collateral include a $500,000 note that matures in 1997 and has a 12% interest rate and a $1,500,000 note which commences quarterly installment payments on April 15, 2000 based on a 15 year amortization, with the entire unpaid principal amount due December, 2001. The interest rate is equal to the lessor of Bank of America's "prime rate" or the rate established by the Federal Reserve Bank of San Francisco on advances to member banks plus 5%. Such rate was 8.25% at December 31, 1996.

5.   TELEPHONE SYSTEMS, NET

The following is a summary of telephone systems, net at December 31, 1996 and 1995 (in thousands):


                                                                                 1996             1995
                                                                                 ----             ----
                                   Telephone systems                           $1,746           $1,746
                                      Less accumulated depreciation              (666)            (413)
                                                                               ------           ------
                                   Telephone systems, net                      $1,080           $1,333
                                                                               ======           ======

Depreciation expense of telephone systems was approximately $253,000, $246,000 and $164,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

6.   EQUITY INVESTMENT

On September 23, 1996 the Corporation acquired a 40% interest in Pink Dot, Inc. ("Pink Dot"), a home delivery shopping company for $500,000. The excess of the cost of the investment over 40% of equity at the date of investment has been recorded as goodwill and is being amortized over a ten year period. The Corporation's portion of results of operations for Pink Dot are included in the Consolidated Statements of Operations since the date of investment. The equity investment, net of current period losses, of $46,000 at December 31, 1996 is included in other assets in the Consolidated Statements of Financial Condition.

The summarized assets and liabilities of Pink Dot on September 23, 1996, the date of the Company's investment and December 31, 1996 were as follows (in thousands):

                                                                 September 23, 1996                    December 31, 1996
                                                                    (Unaudited)                            (Unaudited)
                                                                 ------------------                    ------------------
                                 Total Assets                          $2,545                              $2,300
                                                                       ======                              ======
                                 Total Liabilities                      2,007                               1,985
                                                                       ======                              ======
                                 Total Liabilities and
                                 Shareholders' Equity                  $2,545                              $2,300
                                                                       ======                              ======

Included in liabilities at December 31, 1996 is a $1,500,000 note payable to the Corporation.

For the year ended December 31, 1996, Pink Dot had revenues of $5,922,000 and expenses of $6,492,000 resulting in a pre-tax loss of $570,000.


7.   INCOME TAXES

The Corporation made no income tax payments during 1996, 1995 or 1994, except for the minimum state franchise tax.

The provision (benefit) for income taxes for the years ended December 31, 1996, 1995, and 1994 includes the following (in thousands):


                                                                         1996             1995             1994
                                                                         ----             ----             ----
                          Current tax provision                        $   -              $ -              $  -

                          Deferred tax provision (benefit)
                             Federal                                      610              255               (171)
                             State                                        230              165                 (5)
                                                                       ------             ----             ------
                          Total                                           840              420               (176)
                          Provision for unresolved tax issues              -                -               1,954
                                                                       ------             ----             ------
                          Total provision for income taxes             $  840             $420             $1,778
                                                                       ======             ====             ======
                          Total allocated to operations                $  840             $420             $1,778
                          Total allocated to equity                       519              207               (137)
                                                                       ------             ----             ------
                          Total income taxes                           $1,359             $627             $1,641
                                                                       ======             ====             ======


The Corporation's deferred tax receivables resulting from the utilization of net operating loss carryforwards are offset in future years by deferred tax payables. The Corporation's tax net operating loss carryforwards of $10,152,000 and $3,862,000 for federal and state purposes, respectively, expire at various dates through 2011 for federal income tax purposes and through 2001 for state income tax purposes.

The income tax provision reflects effective rates of 34%, 24%, and 626% for the years ended December 31, 1996, 1995, and 1994 on income before income taxes, respectively. The income tax provision differed from the amounts computed by applying the statutory federal income tax rate of 34% to the income before income taxes for the following reasons (in thousands):



                                                                              1996             1995              1994
                                                                             -----            -----             -------
                 Tax expense at statutory Federal income tax rate            $ 840            $ 588             $   97
                 California franchise tax, net of Federal benefit              144              109                  9
                 State and municipal securities interest                      (148)            (289)              (243)
                 Minority interest                                             (24)             (17)               (39)
                 Provision for unresolved tax issues                            -                -               1,954
                 Other, net                                                     28               29                 -
                                                                             -----            -----             ------
                                                                             $ 840            $ 420             $1,778
                                                                             -----            -----             ------

In the fourth quarter of 1994, the Corporation received preliminary results from the California Franchise Tax Board with respect to its refund claim for approximately $3.9 million (including accrued interest of $1.2 million). Those audit findings propose to deny the refund claim. The Corporation has filed a protest with the California Franchise Tax Board which sets forth its position with respect to the refund claims. While the Corporation remains convinced that it will eventually recover all or a substantial portion of its refund claim, in 1992 the Corporation established a valuation allowance of 50%, adjusting the carrying value of this asset to $1,954,000 at December 31, 1992, to reflect the uncertainties attributable to the California Franchise Tax Board's position. Due to continuing uncertainties and the length of time it will take to resolve this matter, management established an additional provision for unresolved tax issues of $1,954,000 during 1994.

At December 31, 1996 and 1995 the Corporation had cumulative deferred taxes payable of $6,058,000 and $4,349,000, respectively. The Corporation had no current taxes payable at December 31, 1996 and 1995. Tabulated below are the significant components of the net deferred tax liability at December 31, 1996 and 1995 (in thousands):


                                                                                                 1996            1995
                                                                                               --------        --------
                 Components of the deferred tax asset:
                    Net operating loss carryforward                                            $(3,793)        $(4,329)
                    State taxes                                                                   (516)           (467)
                    Loan fee income                                                                (28)           (277)
                    Equity in Pink Dot                                                            (109)           --
                    Other                                                                          (69)            (86)
                                                                                               -------         -------

                    Deferred tax asset                                                          (4,515)         (5,159)
                                                                                               -------         -------

                 Components of the deferred tax liability:
                    Legal settlements                                                            9,987           9,438
                    Unrealized holding gains on
                       securities available for sale                                               586              70
                                                                                               -------         -------
                    Deferred tax liability                                                      10,573           9,508
                                                                                               -------         -------

                 Net deferred tax liability                                                    $ 6,058         $ 4,349
                                                                                               =======         =======
                 Net state deferred tax liability                                              $ 1,639         $ 1,387
                 Net federal deferred tax liability                                              4,419           2,962
                                                                                               -------         -------
                                                                                               $ 6,058         $ 4,349
                                                                                               =======         =======


In evaluating the realizability of its deferred tax assets, management has considered the turnaround of deferred tax liabilities during the periods in which those temporary differences become deductible. Additionally, the Corporation has not considered income from future operations in evaluating realizability of its deferred tax assets.


8.   LAWSUIT SETTLEMENT

During 1996, the Corporation received approximately $800,000 in net proceeds from the settlement of claims asserted on behalf of the Corporation against Drexel Burnham Lambert, Inc. and Michael Milken and other related parties. In 1995 and 1994, the Corporation received approximately $1.2 million and $3.5 million, respectively in net proceeds from the same settlement.

9.   STOCK OPTION PLAN

The Corporation maintains two stock option plans: the 1986 Incentive Stock Option Plan and the 1986 Non-statutory Stock Option Plan (the "Plans"). An aggregate of one million shares of the Corporation's common stock may be issued under both Plans, provided that no more than 750,000 shares may be issued to directors.

During 1995, the Chairman of the Board and Chief Executive Officer was granted an option to purchase up to 250,000 shares of Common Stock under the Company's Incentive Stock Option Plan at $1.99 per share, which is equal to 110% of the market price on the date of grant as specified in the Plan. The option is exercisable in four equal annual installments commencing with the first anniversary of the grant date. The option expires five years from the date of grant. At December 31, 1996, the option was exercisable as to 62,500 shares.

During 1995, five outside Directors of the Corporation were granted options to purchase up to 10,000 shares each under the Corporation's Non-Statutory Stock Option Plan at $1.8125 per share, which is equal to the market price on the date of grant as specified in the Plan. The options are exercisable in four equal annual installments commencing with the first anniversary of the grant date. The options expire five years from the date of grant. At December 31, 1996, these options were exercisable as to an aggregate of 12,500 shares.

The per share weighted-average fair value of stock options granted during 1995 was $.50 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 6.25%, and an expected life of 5 years.

The Corporation applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Corporation determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Corporation's net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                                            1996                    1995
                                                            ----                    ----
 Net income                  As reported                  $1,571                  $1,308
                             Pro forma                    $1,548                  $1,285

 Net income per share
    (fully diluted)          As reported                  $  .20                     .17
                             Pro forma                       .20                     .17


Pro forma net income reflects only options granted in 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the option's vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

Stock option activity during the periods indicated is as follows:

                                                                                                           Weighted Avg.
                                                Number of                        Option                    Option Price
                                                 Shares                           Price                     Per Share
                                                -------                        ------------                -----------
 Balance at December 31, 1994                    245,000                       $ .88 - 12.88                    $10.43
 Granted                                         300,000                        1.81 -  1.99                      1.96
 Exercised                                         --                                --                            --
 Cancelled                                      (195,000)                              12.88                     12.88
 Expired                                           --
                                                 -------                        ------------                    ------
 Balance at December 31, 1995                    350,000                          .88 - 1.99                      1.81
 Granted                                           --                                --
                                                                                                                   --
 Exercised                                       (20,000)                                .88                       .88
 Cancelled                                       (30,000)                                .88                       .88
 Expired                                           --                                --
                                                                                                                   --
                                                 -------                        ------------                    ------
 Balance at December 31, 1996                    300,000                        $1.81 - 1.99                    $ 1.96
                                                 =======                        ============                    ======

At December 31, 1996, the weighted-average remaining contractual life of outstanding options was 3.3 years.

At December 31, 1996 and 1995, the number of options exercisable was 75,000 and 10,000 respectively, and the weighted-average exercise price of those options was $1.96 and $.88, respectively.

10. COMMITMENTS AND CONTINGENCIES

The Corporation has a $10 million line of credit ("LC") with a bank which expires on April 15, 1997. Interest on the LC is equal to the lesser of the banks' prime rate or 1.75% above the bank's LIBOR rate. Proceeds drawn on the LC are required to be used for working capital requirements. The Company did not utilize the LC during 1996.

The Corporation had outstanding loan commitments at December 31, 1996 totaling $1 million and a commitment to invest an additional $125,000 in a Limited Partnership which invests in securities. There were no outstanding commitments at December 31, 1995.

The Corporation is a defendant in various lawsuits arising from the normal course of business. Management believes, based upon the opinion of legal counsel, that the ultimate resolution of the pending litigation will not have a material effect upon the financial condition or results of operations of the Corporation.

11.  LEASE COMMITMENTS

The Corporation leases office space for its corporate offices under a non-cancelable operating lease which expires in 1997. Minimum rental commitments under this lease $56,434 for the year ending December 31, 1997. The Corporation recorded $62,365, $67,784 and $73,364 in rent expense for the years ended December 31, 1996, 1995 and 1994, respectively.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Statement No. 107 requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Fair value amounts represent estimates of value at a point in time. Significant estimates regarding economic conditions, loss experience, risk characteristics, and other factors are used in estimating fair value. These estimates can be subjective in nature and involve matters of judgment. Changes in the assumptions could have a material impact on the amounts disclosed. The methods and assumptions for determining fair value of the Corporation's financial instruments are as follows:

Cash and Cash Equivalents
The carrying amount is a reasonable estimate of fair value.


Securities Available for Sale
Fair value has been determined based on quoted market prices, when available. If a quoted market price is not available, recent market trading prices or the value at which interests may currently be redeemed are used to estimate fair value.


Loans receivable, net
Loans held by the Corporation are homogeneous in nature and are performing in accordance with their contractual terms. Based on the type of loans, interest rate characteristics, credit risk, and maturity, the carrying value of the loans has been determined to be a reasonable estimate of fair value.


13.  RECENT ACCOUNTING DEVELOPMENT

In June, 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The Corporation does not expect that adoption of SFAS No. 125 will have a material impact on the Corporation's financial position, results of operations, or liquidity.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         CORPORATION.

         Incorporated by reference to the Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION

         Incorporated by reference to the Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         Incorporated by reference to the Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8:

         Consolidated Statements of Financial
             Condition as of December 31, 1996 and 1995
         Consolidated Statements of Operations
             for the Three Years Ended December 31, 1996
         Consolidated Statements of Shareholders'
             Equity for the Three Years Ended December 31, 1996
         Consolidated Statements of Cash Flows
             for the Three Years Ended December 31, 1996
         Notes to Consolidated Financial Statements for the Three Years Ended December 31, 1996

(a)(2) Financial Statement Schedules

         All schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes.

(b)  Reports of Form 8-K

         No reports were filed on Form 8-K during the fourth quarter of 1996.

(c)  Exhibits

         See "Index to Exhibits."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WESTMINSTER CAPITAL, INC.


March 24, 1997                    By:  /s/ William Belzberg
                                       --------------------
                                        William Belzberg,
                                        Chairman of the Board
                                        Chief Executive Officer


                                  By:  /s/ Keenan Behrle
                                      ------------------------
                                        Keenan Behrle,
                                        Executive Vice President,
                                        Chief Financial Officer, and
                                        Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                        CAPACITY                                           DATE

/s/William Belzberg               Chairman of the Board                      March 24, 1997
--------------------------        of Directors and
William Belzberg                  Chief Executive Officer


/s/Dwight C. Baum                 Director                                   March 24, 1997
--------------------------
Dwight C. Baum

/s/Keenan Behrle                  Director                                   March 24, 1997
--------------------------
Keenan Behrle

/s/Hyman Belzberg                 Director                                   March 24, 1997
--------------------------
Hyman Belzberg

/s/Samuel Belzberg                Director                                   March 24, 1997
--------------------------
Samuel Belzberg

/s/Barbara C. George              Director                                   March 24, 1997
--------------------------
Barbara C. George

/s/Monty Hall                     Director                                   March 24, 1997
--------------------------
Monty Hall

/s/Lester Ziffren                 Director                                   March 24, 1997
--------------------------
Lester Ziffren





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

10.1 Sales Agreement between The Sumitomo Bank of California and Purchasers dated August 17, 1995 (filed as Exhibit 10.1 to the Registrant's
         Annual Report on 10-K for the year ended December 31, 1995 and incorporated herein by this reference).

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

10.5     Loan and Stock Purchase Agreement dated November 20, 1995 between the
         Corporation and Pink Dot, Inc., a California Corporation ("Pink
         Dot").

10.6     Amendment to Loan and Stock Purchase Agreement dated September 20,
         1996 between the Corporation and Pink Dot.

21       Subsidiaries of Registrant.

23       Independent Auditors' Consent

27       Financial Data Schedule.





ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Westminster Capital, Inc.
Beverly Hills, California:

We have audited the accompanying consolidated statements of financial condition of Westminster Capital, Inc. and subsidiaries (the "Corporation") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in a material respects, the financial position of Westminster Capital, Inc. and subsidiaries as of December 3 1, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                       KPMG Peat Marwick LLP


Los Angeles, California
March 1, 1997