Form 10-Q
period 1997-03-31
WESTMINSTER CAPITAL INC
filed 1997-05-14
CIK 34489

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      _________
                                      ---------

                                      FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                          OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the transition period from _____________ to ____________
                               -------------    ------------


                            Commission File Number 1-4923

                              WESTMINSTER CAPITAL, INC.
                              -------------------------
                (Exact name of registrant as specified in its charter)



        DELAWARE                                       95-2157201
----------------------                            --------------------
(State or other jurisdiction of             IRS. Employer Identification No.)
incorporation or organization)

9665 WILSHIRE BOULEVARD, MEZZANINE, BEVERLY HILLS, CA 90212
-----------------------------------------------------------
(Address of principal executive office)           (Zip Code)

                                     310 278-1930
                                     ------------
                 (Registrant's Telephone Number, Including Area Code)

          ----------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)



                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X  Yes       No
---      ---

                    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 7,834,607
                                                                     ---------

                            PART I - FINANCIAL INFORMATION
                            ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------



WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 1997 AND DECEMBER 31, 1996




ASSETS                                  MARCH 31, 1997    DECEMBER 31, 1996
------------------------------------------------------------------------------

Cash and cash equivalents                   $  523,000        $  2,310,000
Securities available for sale, at market    20,998,000          24,162,000
Loans receivable, net                        8,770,000           4,636,000
Accounts receivable                            293,000             225,000
Income tax refunds receivable                1,954,000           1,954,000
   Less: allowance for doubtful receivable  (1,954,000)         (1,954,000)
                                            ----------          ----------
Income tax refunds receivable, net               --                   --
Accrued interest receivable                    649,000             422,000
Telephone systems, net                       1,019,000           1,080,000
Office furniture and equipment, net             45,000              48,000
Goodwill, net                                  246,000             278,000
Other assets                                     4,000              51,000
                                        ---------------------------------------
TOTAL ASSETS                              $ 32,547,000        $ 33,212,000
                                        ---------------------------------------
                                        ---------------------------------------

LIABILITIES AND
SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

LIABILITIES:

Accounts payable                             $  46,000           $  77,000
Accrued expenses                                96,000              56,000
Due to broker                                    --              1,200,000
Income taxes                                 6,296,000           6,058,000
Minority interest in limited partnership       331,000             354,000
                                        ---------------------------------------
TOTAL LIABILITIES                            6,769,000           7,745,000
                                        ---------------------------------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000
    shares authorized:7,835,000 shares
    issued and outstanding in 1997
    and 1996                                 7,835,000           7,835,000
Capital in excess of par value              55,943,000          55,943,000
Accumulated deficit                        (38,639,000)        (39,194,000)
Unrealized holding gains on securities
    available for sale, net of taxes           639,000             883,000
                                        ---------------------------------------
TOTAL SHAREHOLDERS' EQUITY                  25,778,000          25,467,000
                                        ---------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                            $  32,547,000       $  33,212,000
                                        ---------------------------------------
                                        ---------------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS


                                          THREE MONTHS        THREE MONTHS
REVENUES:                                 ENDED 3/31/97       ENDED 3/31/96
---------                                -------------       -------------

Interest on loans                           $  251,000          $  310,000

Interest on  securities available for
   sale and money market funds                 257,000             263,000

Financing fees                                 200,000                --

Gain (loss) on sale of securities
     available for sale                        126,000             (14,000)

Lawsuit settlement, net                        522,000             696,000

Telephone system revenue                       361,000             408,000

Loss from equity investment                    (71,000)                --

Other                                           35,000              48,000
                                        ---------------------------------------

Total Revenues                               1,681,000           1,711,000
                                        ---------------------------------------

EXPENSES:
---------
Telephone time charges                         177,000             192,000

Other telephone system charges                 144,000             157,000

General and administrative                     405,000             365,000
                                        ---------------------------------------

Total Expenses                                 726,000             714,000
                                        ---------------------------------------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                          955,000             997,000


INCOME TAX PROVISION                          (390,000)           (340,000)

MINORITY INTEREST IN INCOME
OF CONSOLIDATED PARTNERSHIP                    (10,000)            (18,000)
                                        ---------------------------------------

NET INCOME                                  $  555,000          $  639,000
                                        ---------------------------------------
                                        ---------------------------------------

Net income per common share:
   Primary                                      $  .07              $  .08
   Fully Diluted                                   .07                 .08
                                        ---------------------------------------
                                        ---------------------------------------

See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          THREE MONTHS        THREE MONTHS
                                          ENDED 3/31/97       ENDED 3/31/96
                                          -------------       -------------
CASH FLOWS/OPERATING ACTIVITIES:

Net income                                  $  555,000          $  639,000
Adjustments to reconcile net
     income to net cash provided
     by operating activities:
Depreciation, amortization, and
     accretion, net                            (31,000)             22,000
Increase in accounts receivable                (68,000)            (64,000)
Decrease (increase) in accrued
     interest receivable                      (227,000)             68,000
Loss (gain) on sale of securities
     available for sale                       (126,000)             14,000
Loss from equity investment                     71,000                --
Net change in income taxes                     401,000             415,000
Net change in other assets                       1,000              (1,000)
Net change in accounts payable                 (31,000)           (102,000)
Net change in accrued expenses                  40,000              64,000
Net change in minority interest                (23,000)            (17,000)
                                        ---------------------------------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                  562,000           1,038,000
                                        ---------------------------------------

CASH FLOWS/INVESTING ACTIVITIES:

Purchase of investment securities          (24,643,000)         (7,562,000)
Proceeds from maturities of investment
     securities                             14,120,000           2,010,000
Proceeds from sales of investment
     securities                             13,411,000           4,493,000
Loan originations and purchases             (4,794,000)         (1,250,000)
Principal collected on loans receivable        757,000             802,000
Net change in due to broker                 (1,200,000)               --
                                        ---------------------------------------

NET CASH USED BY INVESTING ACTIVITIES       (2,349,000)         (1,507,000)
                                        ---------------------------------------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS                              (1,787,000)           (469,000)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                 2,310,000           1,715,000
                                        ---------------------------------------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                   $  523,000        $  1,246,000
                                        ---------------------------------------
                                        ---------------------------------------

Supplemental schedule of non cash investing and financing activities:

Tax effect of reduced unrealized gain
   on securities available for sale         $ (163,000)        $       --
                                        ---------------------------------------
                                        ---------------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES
-------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1997

1.  BASIS OF PRESENTATION

    In the opinion of Westminster Capital, Inc. and consolidated entities (the "Company"), the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 1997 and December 31, 1996, and the results of operations and statements of cash flows for the periods ended March 31, 1997 and 1996.

    The consolidated financial statements include the accounts of Westminster Capital, Inc., its wholly owned subsidiaries and a greater than 50% interest in a limited partnership, Global Telecommunications Systems, LTD ("Global Telecommunications").

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to present the financial position, results of operations and statements of cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent report on Form 10-K which contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1996 and for the year then ended.


2.  SECURTIES AVAILABLE FOR SALE

    Securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at March 31, 1997 and December 31, 1996 are as follows (in thousands):


                                               Gross     Gross
                                           Unrealized   Unrealized   Estimated
                            Amortized Cost     Gains     Losses     Fair Value
                            ---------------------------------------------------
March 31, 1997:
U.S. Treasury and Agency
   Securities                   $  15,057    $    --       $  19      $  15,038
Equity and Debt Securities          3,091        881          21          3,951
Investments in Limited
   Partnerships which invest
   in Securities                    1,785        224          --          2,009
                            ---------------------------------------------------
      Total                     $  19,933    $ 1,105       $  40      $  20,998
                            ---------------------------------------------------
                            ---------------------------------------------------

December 31,1996:
U.S. Treasury and Agency
   Securities                   $  16,723    $    35          --      $  16,758
Equity and Debt Securities          4,307      1,322          --          5,629

Investments in Limited
   Partnerships which invest
   in Securities                    1,660        115          --          1,775
                            ---------------------------------------------------
     Total                      $  22,690    $ 1,472       $  --      $  24,162
                            ---------------------------------------------------
                            ---------------------------------------------------

    U.S. Teasury and Agency Securities at March 31, 1997 and December 31, 1996 are pledged against the Corporation's line of credit.


    Maturities of securities available for sale were as follows at March 31, 1997 (in thousands):
                                        Amortized        Fair
                                           Cost          Value
                                     --------------   -------------
    Due after one year through
    five years                        $  18,092       $  19,162

    Equity securities                     1,841           1,836
                                     --------------   -------------
                                      $  19,933       $  20,998
                                     --------------   -------------
                                     --------------   -------------


    All of the investments in limited partnerships which invest in securities are classified in the due after one year through five years category as they have redemption rights exercisable by the Corporation.

    Gross unrealized gains include the value ascribed to warrants which have a readily determinable value, whether detached or attached to securities.


3.  INCOME TAXES

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

4.  EARNINGS PER SHARE

    The Company has outstanding certain employee stock options which have been determined to be common stock equivalents for purposes of computing earnings per share. During the first quarter of 1997 and 1996, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method of computing earnings per share, the weighted average number of shares of common stock and common stock equivalents outstanding for the quarter ended March 31, 1997 was 7,880,000 for primary earnings per share and 7,888,000 for fully diluted earnings per share. For the quarter ended March 31, 1996, the number of shares was 7,845,000 for primary earnings per share and 7,848,000 for fully diluted earnings per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Revenues for the quarter ended March 31, 1997 were $1,681,000 compared to $1,711,000 for the quarter ended March 31, 1996. The decrease was primarily due to a decrease of $174,000, net of court directed attorneys' fees, in the amount received from the Drexel, Milken litigation in the first quarter of 1997. Although the Company may receive additional settlement payments in the future, the timing and amounts of such revenues, if any, are not determinable and any monies received are not expected to be as great as previously recognized.

    The Company also recorded a $71,000 loss on its 40% equity investment, in Pink Dot, Inc., a home delivery shopping company, during the first quarter of 1997. There was no such investment during the first quarter of 1996.

    Interest on loans decreased by $59,000 from $310,000 in the first quarter of 1996 to $251,000 during the first quarter of 1997. Although the average loans outstanding were greater during the first quarter of 1997 compared to the first quarter of 1996, lower effective rates and timing of the loans during the first quarter of 1997 resulted in the decrease.

    Telephone system revenues also decreased by $47,000 from $408,000 in the first quarter of 1996 to $361,000 in the comparable 1997 period. This decrease resulted from a temporary loss of some of the military personnel while residential quarters are rebuilt by the Navy at two of the bases served by Global Telecommunications Systems, LTD.

    These decreases in revenues were partially offset by a $200,000 increase in financing fees during the first quarter of 1997 and a gain on the sale of securities available for sale of $126,000 in the first quarter of 1997 compared to a loss of $14,000 in the 1996 period. The financing fees resulted from a financial accomodation that was repaid during the first quarter. There were no such fees in 1996.

    Total expenses for the first quarter of 1997 were $726,000 compared to $714,000 for the first quarter of 1996. This increase primarily resulted from a $40,000 increase in general and administrative expenses. General and administrative expenses increased in many expense categories due to the continuing increase in the Company's activities. This increase was partially offset by a $28,000 decrease in telephone time charges and other telephone system charges resulting from a temporary decrease in military personnel served by Global Telecommunications, Inc.

    Net income for the three months ended March 31, 1997 was $555,000 or $.07 per share compared to $639,000 or $.08 per share for the first quarter of 1996. This decrease resulted from the net decrease in revenues and the slight increase in total expenses as described in the previous paragraphs.

    The decreased income before income taxes and minority interest was also impacted by an increase in income taxes. In 1996, the provision for income taxes was 35% of pre-tax income. In 1997, pre-tax income of $945,000 resulted in a tax provision of 41%. The increase in the tax provision percentage was due to increased taxable interest income resulting from a decrease in municipal securities held by the Company in the first quarter of 1997 compared to 1996.

LOANS RECEIVABLE
----------------

    At March 31, 1997, all loans outstanding were current as to principal and interest. Loans receivable increased in the quarter ended March 31, 1997, because the Company funded the final $1,000,000 increment of the $2,500,000 loan commitment to Pink Dot, Inc., originated loans secured by real estate and other assets and made unsecured loans to corporate borrowers on terms that included warrants, shares of common stock, or rights to convert to common stock . This increase was partially offset by repayment of principal on certain loans outstanding at December 31, 1996.


LIQUIDITY
---------

         The principal changes in the Company's financial condition at March
31, 1997 as compared to December 31, 1996 are the decrease of $555,000 in the accumulated deficit resulting from the net income for the quarter ended March 31, 1997 and decreases in cash and cash equivalents and securities available for sale which were primarily offset by an increase in loans receivable. The Company holds U.S. government and agency securities with a market value of $15,038,000 and an average maturity of approximately eleven months, and therefore, continues to maintain very strong liquidity. The securities are pledged as collateral against the Company's line of credit.

    The Company's financial position at March 31, 1997 remained strong. Shareholders' equity was $25,778,000 (as compared to $25,467,000 at December 31,
1996), and the Company had no outstanding debt, although it did have $6,296,000 in income tax liabilities, $46,000 in accounts payable and $96,000 in accrued expenses. The income tax liabilities primarily consist of tax provisions for the settlements received in connection with the Drexel and related litigation (partially offset by net operating loss carryfowards).

    The Company continues to seek investments in or acqusitions of one or more businesses, although no assurances can be given that any such acquisitions or investments will be made or, if made, that they will be successful.

                              PART II-OTHER INFORMATION
                              -------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (a)  Exhibits:
              27 Financial Data Schedule
         (b)  Reports on Form 8-K
              NONE

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 1997                   WESTMINSTER CAPITAL, INC.
                                        (Registrant)

                                       By /s/WILLIAM BELZBERG
                                          --------------------
                                         William Belzberg,
                                         Chairman of the Board of
                                         Directors and Chief
                                         Executive Officer


                                       By /s/KEENAN BEHRLE
                                          ---------------------
                                         Keenan Behrle
                                         Executive Vice President and
                                         Chief Financial Officer