Form 10-Q
period 1997-06-30
WESTMINSTER CAPITAL INC
filed 1997-08-13
CIK 34489

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   _________

                                   FORM 10-Q

                                   (Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

                        Commission File Number 1-4923

                           WESTMINSTER CAPITAL, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                              95-2157201
-------------------------------                  ----------
(State or other jurisdiction of        (IRS. Employer Identification No.)
incorporation or organization)

           9665 Wilshire Boulevard, Suite M-10, Beverly Hills, CA 90212
--------------------------------------------------------------------------------
(Address of principal executive office)                           (Zip Code)

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

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 1997 AND DECEMBER 31, 1996


ASSETS                                         JUNE 30, 1997   DECEMBER 31, 1996
--------------------------------------------------------------------------------
Cash and cash equivalents                     $   1,275,000      $   2,310,000
Securities available for sale, at market         21,307,000         24,162,000
Loans receivable, net                             8,179,000          4,636,000
Accounts receivable                                 242,000            225,000
Income tax refunds receivable                     1,954,000          1,954,000
  Less: allowance for doubtful receivable        (1,954,000)        (1,954,000)
                                              --------------------------------
Income tax refunds receivable, net                    --                 --
Accrued interest receivable                         460,000            422,000
Telephone systems, net                              957,000          1,080,000
Office furniture and equipment, net                  42,000             48,000
Goodwill, net                                       188,000            278,000
Other assets                                          4,000             51,000
                                              --------------------------------
TOTAL ASSETS                                  $  32,654,000      $  33,212,000
                                              --------------------------------
                                              --------------------------------

LIABILITIES AND
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

LIABILITIES:

Accounts payable                              $      33,000      $      77,000
Accrued expenses                                     67,000             56,000
Due to broker                                         --             1,200,000
Income taxes                                      6,398,000          6,058,000
Minority interest in limited partnership            306,000            354,000
                                              --------------------------------
TOTAL LIABILITIES                                 6,804,000          7,745,000
                                              --------------------------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
  authorized:  7,835,000 shares issued and
  outstanding in 1997 and 1996                    7,835,000          7,835,000
Capital in excess of par value                   55,943,000         55,943,000
Accumulated deficit                             (38,561,000)       (39,194,000)
Unrealized holding gains on securities
  available for sale, net of taxes                  633,000            883,000
                                              --------------------------------
TOTAL SHAREHOLDERS' EQUITY                       25,850,000         25,467,000
                                              --------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  32,654,000      $  33,212,000
                                              --------------------------------
                                              --------------------------------


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Six Months         Six Months     Three Months     Three Months
REVENUES:                                     Ended 6/30/97      Ended 6/30/96    Ended 6/30/97    Ended 6/30/96
---------                                     -------------      -------------    -------------    -------------
Interest on loans                                $  576,000         $  819,000       $  325,000       $  481,000

Interest on  securities available for
  sale and money market funds                       484,000            434,000          227,000          199,000

Financing fees                                      200,000             46,000             --               --

Gain (loss) on sale of securities
   available for sale                                18,000              2,000         (108,000)          16,000

Lawsuit settlement, net                             522,000            813,000             --            117,000

Telephone system revenue                            737,000            848,000          376,000          440,000

Loss from equity investment                        (122,000)              --            (51,000)            --

Other                                                97,000              5,000           62,000            3,000
                                              ------------------------------------------------------------------

Total Revenues                                    2,512,000          2,967,000          831,000        1,256,000
                                              ------------------------------------------------------------------

EXPENSES:
---------
Telephone time charges                              371,000            375,000          194,000          183,000

Other telephone system charges                      308,000            309,000          164,000          152,000

General and administrative                          741,000            701,000          336,000          336,000
                                              ------------------------------------------------------------------

Total Expenses                                    1,420,000          1,385,000          694,000          671,000
                                              ------------------------------------------------------------------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                             1,092,000          1,582,000          137,000          585,000

INCOME TAX PROVISION                               (445,000)          (506,000)         (55,000)        (166,000)

MINORITY INTEREST IN INCOME
OF CONSOLIDATED PARTNERSHIP                         (14,000)           (43,000)          (4,000)         (25,000)
                                              ------------------------------------------------------------------

NET INCOME                                       $  633,000       $  1,033,000        $  78,000       $  394,000
                                              ------------------------------------------------------------------
                                              ------------------------------------------------------------------

Net income per common share:
  Primary                                            $  .08             $  .13           $  .01           $  .05
  Fully Diluted                                         .08                .13              .01              .05
                                              ------------------------------------------------------------------
                                              ------------------------------------------------------------------


See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  SIX MONTHS       SIX MONTHS
                                                                 ENDED 6/30/97    ENDED 6/30/96
                                                                 -------------    -------------
CASH FLOWS/OPERATING ACTIVITIES:
Net income                                                       $     633,000    $   1,033,000
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation, amortization, and accretion, net                         (40,000)          93,000
Decrease (increase) in accounts receivable                             (17,000)         (27,000)
Decrease (increase) in accrued interest receivable                     (38,000)         (55,000)
Loss (gain) on sale of securities available for sale                  (218,000)          (2,000)
Loss from equity investment                                            122,000            --
Net change in income taxes                                             507,000          631,000
Net change in other assets                                               1,000           (1,000)
Net change in accounts payable                                         (44,000)        (101,000)
Net change in accrued expenses                                          11,000           42,000
Net change in minority interest                                        (48,000)         (60,000)
                                                               --------------------------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                                          869,000        1,553,000
                                                               --------------------------------

CASH FLOWS/INVESTING ACTIVITIES:

Purchase of investment securities                                  (27,237,000)      (8,386,000)
Proceeds from maturities of investment securities                   16,501,000        2,010,000
Proceeds from sales of investment securities                        13,411,000        4,991,000
Loan originations and purchases                                     (5,019,000)      (2,500,000)
Principal collected on loans receivable                              1,640,000        2,413,000
Net change in due to broker                                         (1,200,000)           --
                                                               --------------------------------

NET CASH USED BY INVESTING ACTIVITIES                               (1,904,000)      (1,472,000)
                                                               --------------------------------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS                                                      (1,035,000)          81,000
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                         2,310,000        1,715,000
                                                               --------------------------------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                        $   1,275,000    $   1,796,000
                                                               --------------------------------
                                                               --------------------------------

Supplemental schedule of non cash investing and financing activities:

Tax effect of reduced unrealized gain
   on securities available for sale                                $  (167,000)      $  (46,000)
                                                               --------------------------------
                                                               --------------------------------


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited consolidated financial statements of Westminster Capital, Inc. and consolidated entities (the "Company") prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 1997 and December 31, 1996, and the results of operations and statements of cash flows for the periods ended June 30, 1997 and 1996.

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


2.  SECURITIES AVAILABLE FOR SALE

    Securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at June 30, 1997 and December 31, 1996 are as follows (in thousands):


                                                                Gross          Gross
                                                           Unrealized     Unrealized      Estimated
                                        Amortized Cost          Gains         Losses     Fair Value
                                        -----------------------------------------------------------
June 30, 1997:
U.S. Treasury and Agency
  Securities                                 $  15,412          $  20          $  --      $  15,432
Equity and Debt Securities                       3,055            658             24          3,689
Investments in Limited
  Partnerships which invest
  in Securities                                  1,785            401             --          2,186
                                        -----------------------------------------------------------
    Total                                    $  20,252       $  1,079          $  24      $  21,307
                                        -----------------------------------------------------------
                                        -----------------------------------------------------------

December 31,1996:
U.S. Treasury and Agency
  Securities                                 $  16,723          $  35             --      $  16,758
Equity and Debt Securities                       4,307          1,322             --          5,629



Investments in Limited
  Partnerships which invest
  in Securities                                  1,660            115             --          1,775
                                        -----------------------------------------------------------
    Total                                    $  22,690       $  1,472          $  --      $  24,162
                                        -----------------------------------------------------------
                                        -----------------------------------------------------------


    U.S. Treasury and Agency Securities at December 31, 1996 were pledged against the Company's line of credit. The Company elected not to renew the line of credit upon its expiration on April 15, 1997.

    Maturities of securities available for sale were as follows at June 30, 1997 (in thousands):

                                              Amortized        Fair
                                                Cost           Value
                                             ----------     ---------
    Due after one year through
      five years                             $  18,169      $  18,882
    Equity securities                            2,083          2,425
                                             ----------     ---------
                                             $  20,252      $  21,307
                                             ----------     ---------
                                             ----------     ---------


    All of the investments in limited partnerships which invest in securities are classified in the due after one year through five years category as they have redemption rights exercisable by the Company.

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

4.  EARNINGS PER SHARE

    The Company has outstanding certain employee stock options which have been determined to be common stock equivalents for purposes of computing earnings per share. During the six months ended June 30, 1997 and 1996, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method of computing earnings per share, the weighted average number of shares of common stock and common stock equivalents outstanding for the quarter ended June 30, 1997 was 7,857,000 for primary earnings per share and 7,873,000 for fully diluted earnings per share. For the six months ended June 30, 1997, the number of shares was 7,869,000 for primary earnings per share and 7,880,000 for fully diluted earnings per share. For both the quarter and the six months ended June 30, 1996, the number of shares was 7,845,000 for primary earnings per share and 7,848,000 for fully diluted earnings per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    To the extent any of the statements contained herein contain forward looking statements, such statements are based on current expectations that involve a number of uncertainties and risks that could cause actual results to differ materially from those projected in the forward looking statements, including uncertainties concerning future recoveries from lawsuit settlements of which the Company is a beneficiary or the Company's ability to originate loans in the future with returns to the Company comparable to those previously originated.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

    Revenues for the three months ended June 30, 1997 were $831,000 compared to $1,256,000 for the three months ended June 30, 1996. The decline in revenues resulted principally from a decrease in interest on loans of $156,000, a loss of $108,000 on the sale of securities available for sale, no lawsuit settlement recoveries, a decline of $64,000 in telephone system revenues and a loss of $51,000 from the Company's 40% equity investment in Pink Dot, Inc., a home delivery shopping company.

    Interest on loans decreased in the three months ended June 30, 1997, even though loans outstanding were greater than in the three months ended June 30,1996, due to lower effective rates of interest and discounts on loan balances. The decrease in telephone system revenues resulted from a temporary loss of some of the military personnel while residential quarters were being rebuilt by the Navy at two of the bases served by Global Telecommunications Systems, Ltd.

    The loss from the Company's equity investment in Pink Dot, Inc. was incurred as a result of operating losses experienced by Pink Dot, Inc., as that company opened additional stores and incurred start-up costs, including marketing, advertising, customer service, overhead and other expenses related to store openings.

    Net income for the three months ended June 30, 1997 was $78,000 compared to $394,000 for the same period of the prior year. The decline in net income was due principally to a decrease in revenues during the three months ended June 30,1997. Additionally, income taxes as a percentage of pre-tax income increased for the three months ended June 30, 1997, reducing net income. In 1996, the provision for income taxes was 28% of pre-tax income while the tax provision for 1997 was 40%. The increase in the tax provision was due to increased taxable interest income in 1997 compared to 1996 because the Company held municipal securities in 1996 and did not in 1997.

FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    Revenues for the six months ended June 30, 1997 were $2,512,000 compared to revenues of $2,967,000 for the six months ended June 30, 1996. The decline resulted from a decrease of $243,000 in interest on loans, a decrease of $291,000 in lawsuit settlement recoveries, net of court directed attorney's fees, a decline of $111,000 in telephone system revenues and a loss of $122,000 from the Company's 40% equity investment in Pink Dot, Inc., a home delivery shopping company. The decline was partially offset by an increase in interest on securities available for sale of $50,000, an increase in financing fees of $154,000 and an increase in other income of $92,000.

    Interest on loans decreased in the six months ended June 30, 1997, even though loans outstanding were greater than in the same period of 1996, due to lower effective rates of interest and discounts on loan balances. The decrease in lawsuit settlement recoveries in the Drexel, Milken litigation reflects the fact that the bulk of the total recovery had already been realized and that, while additional settlement payments may be received over time, the timing of payments is not determinable and amounts that might be received are not expected to be as great as amounts previously received. The decrease in telephone system revenues resulted from a temporary loss of some of the military personnel while residential quarters were being rebuilt by the Navy at two of the bases served by Global Telecommunications Systems, Ltd.

    The loss from the Company's equity investment in Pink Dot, Inc. was incurred as a result of operating losses experienced by Pink Dot, Inc. as that company opened additional stores and incurred start-up costs, including marketing, advertising, customer service, overhead and other expenses related to store openings.

    The increase in interest on securities available for sale reflects the replacement of municipal securities held by the Company in 1996 with U.S. Treasury and Agency Securities which the Company held during the six months ended June 30, 1997. The increase in financing fees resulted from a financing accommodation that was repaid during the first quarter. Other income increased due to increased dividend and loan fee income.

    Net income for the six months ended June 30, 1997 was $633,000 compared to net income of $1,033,000 for the same period of the prior year. The decrease was due principally to the decrease in revenues during the 1997 period. Net income was also affected by a slight increase in general and administrative expenses due to the continuing increases in the Company's operations. Additionally, income taxes as a percentage of pre-tax income increased for the six months ended June 30, 1997, reducing net income. In 1996, the provision for income taxes was 32% of pre-tax income while the tax provision for 1997 was for 41%. The increase in the tax provision was due to increased taxable interest income in 1997 compared to 1996 because the Company held municipal securities in 1996 and did not in 1997.

LOANS RECEIVABLE

    The Company's loans receivable at June 30, 1997 were substantially greater than at December 31, 1996, due principally to funding of existing loan commitments and origination of new loans during the first quarter of 1997.
Loans receivable at June 30, 1997 declined slightly from the prior quarter-end as a result of repayments and a decrease in originations. Loan originations occur as opportunities arise which management of the Company believes to be attractive after considering the proposed terms including yield, duration, collateral coverage and qualifications of the borrower. As a result, the volume of loans originated may vary from quarter to quarter, and new loan originations may not occur in every quarter.

    At June 30, 1997, all loans were current as to principal and interest, except a loan in the principal amount of $1,050,000 which was delinquent in the payment of interest. The delinquent loan is secured by real estate and other assets which management believes have a value substantially in excess of the principal and accrued interest owed and, as a result, the Company has not declared a default and no reserve has been established with respect to principal or accrued interest at June 30, 1997. Management of the Company is permitting the obligor on the delinquent loan to liquidate a portion of the real estate securing the loan in order to bring the loan current.

LIQUIDITY

    The principal changes in the Company's financial condition at June 30, 1997 as compared to December 31, 1996 were a decrease of $633,000 in the accumulated deficit resulting from the net income for the six months ended June 30, 1997, a decrease of $1,035,000 in cash and cash equivalents and a decrease of $2,855,000 in securities available for sale which were primarily offset by an increase of $3,543,000 in loans receivable. The Company holds U.S. government and agency securities with a market value of $15,432,000 and an average weighted maturity of less than one year, and therefore, continues to maintain very strong liquidity.

    In April, 1997, the Company's line of credit in the amount of $10,000,000 expired and the Company elected not to renew it because the Company's liquidity is strong without the line, no part of the line had been drawn upon since inception, and the lender required certain fees to renew the line. Management believes financing can be obtained on suitable terms, if additional liquidity is needed.

    The Company continues to seek investments in or acquisitions of one or more businesses, although no assurances can be given that any such acquisitions or investments will be made or, if made, that they will be profitable.

    In the opinion of management, the Company has sufficient cash and liquid assets to fund its growth and operating plans for the foreseeable future.

                              PART II-OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
              27. Financial Data Schedule

    (b)  Report on Form 8-K:
              Report on Form 8-K was filed on May 12, 1997 reporting under
              Item 4. Changes in Registrant's Certifying Accountant, the resignation of the Company's Independent Auditors.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 1997                     WESTMINSTER CAPITAL, INC.
                                            (Registrant)

                                            By /s/  William Belzberg
                                            ----------------------------
                                            William Belzberg,
                                            Chairman of the Board of
                                            Directors and Chief
                                            Executive Officer


                                            By /s/  Keenan Behrle
                                            ----------------------------
                                            Keenan Behrle
                                            Executive Vice President and
                                            Chief Financial Officer