Form 10-Q
period 1997-09-30
WESTMINSTER CAPITAL INC
filed 1997-11-14
CIK 34489

                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                     -------------

                                      FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--
ACT OF 1934

For the quarterly period ended September 30, 1997

                                               OR

--   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE    SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ---------- to ----------


                               Commission File Number 1-4923

                               WESTMINSTER CAPITAL, INC.
                               -------------------------
                  (Exact name of registrant as specified in its charter)



        Delaware                                       95-2157201
--------------------                               --------------------
(State or other jurisdiction of               (IRS. Employer Identification No.)
incorporation or organization)

9665 Wilshire Boulevard, Suite M-10, Beverly Hills, CA 90212
------------------------------------------------------------
(Address of principal executive office)             (Zip Code)

                                     310 278-1930
                                  -------------------
                   (Registrant's Telephone Number, Including Area Code)

  ----------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X  Yes       No
---       ---


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,834,607 shares of common stock outstanding at November 14, 1997.

                          PART I - FINANCIAL INFORMATION
                          ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


ASSETS                                 SEPTEMBER 30, 1997     DECEMBER 31, 1996
-------------------------------------------------------------------------------
Cash and cash equivalents                    $   694,000           $  2,310,000
Securities available for sale, at market      20,817,000             24,162,000
Loans receivable, net                          9,335,000              4,636,000
Accounts receivable                              269,000                225,000
Income tax refunds receivable                  1,954,000              1,954,000
   Less: allowance for doubtful receivable    (1,954,000)            (1,954,000)
                                             -----------------------------------
Income tax refunds receivable, net                --                     --
Accrued interest receivable                      646,000                422,000
Telephone systems, net                           896,000              1,080,000
Office furniture and equipment, net               39,000                 48,000
Goodwill, net                                    174,000                278,000
Other assets                                      38,000                 51,000
                                             -----------------------------------
TOTAL ASSETS                                 $32,908,000            $33,212,000
                                             -----------------------------------
                                             -----------------------------------

LIABILITIES AND
STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

LIABILITIES:

Accounts payable                             $     8,000           $     77,000
Accrued expenses                                  68,000                 56,000
Due to broker                                       --                1,200,000
Deferred income taxes                          6,564,000              6,058,000
Minority interest in limited partnership         305,000                354,000
                                             -----------------------------------
TOTAL LIABILITIES                              6,945,000              7,745,000
                                             -----------------------------------

STOCKHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000
    shares authorized:  7,835,000 shares
    issued and outstanding in 1997 and 1996     7,835,000             7,835,000
Capital in excess of par value                 55,943,000            55,943,000
Accumulated deficit                           (38,317,000)          (39,194,000)
Unrealized holding gains on securities
    available for sale, net of taxes              502,000               883,000
                                             -----------------------------------
TOTAL STOCKHOLDERS' EQUITY                     25,963,000            25,467,000
                                             -----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 32,908,000          $ 33,212,000
                                             -----------------------------------
                                             -----------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                 Nine Months   Nine Months   Three Months   Three Months
                                Ended 9/30/97 Ended 9/30/96  Ended 9/30/97  Ended 9/30/96
                                ------------- -------------  -------------  -------------
REVENUES:
---------

Interest on loans                 $  754,000    $  514,000     $  291,000     $  118,000

Interest on loans secured
 by auto leases                      148,000       515,000         35,000        123,000

Interest on securities available
 for sale and money  market funds    689,000       709,000        205,000        290,000

Financing fees                       200,000        49,000           --            3,000

Gain on sale of securities
 available for sale                  182,000          --          164,000           --

Lawsuit settlement, net              522,000       813,000           --             --

Telephone system revenue           1,107,000     1,267,000        370,000        419,000

Loss from equity investment         (129,000)         --           (7,000)          --

Other                                151,000        78,000         54,000         25,000
                                 -------------------------------------------------------
Total Revenues                     3,624,000     3,945,000      1,112,000        978,000
                                 -------------------------------------------------------

EXPENSES:
---------
Telephone time charges               556,000       556,000        185,000        181,000

Other telephone system charges       454,000       464,000        146,000        155,000

General and administrative         1,088,000       971,000        347,000        270,000
                                 -------------------------------------------------------
Total Expenses                     2,098,000     1,991,000        678,000        606,000
                                 -------------------------------------------------------

INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST             1,526,000     1,954,000        434,000        372,000

INCOME TAX PROVISION                (625,000)     (645,000)      (180,000)      (139,000)

MINORITY INTEREST IN INCOME OF
 CONSOLIDATED PARTNERSHIP            (24,000)      (62,000)       (10,000)       (19,000)
                                  -------------------------------------------------------
NET INCOME                         $ 877,000    $1,247,000     $  244,000     $  214,000
                                 -------------------------------------------------------
                                 -------------------------------------------------------

Net income per common  share       $     .11    $      .16     $      .03     $      .03
Weighted average number of
 common and common equivalent
 shares outstanding                7,873,000     7,846,000      7,880,000      7,848,000
                                 -------------------------------------------------------
                                 -------------------------------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     --------------------------
                                                        1997            1996
                                                        ----            ----
CASH FLOWS/OPERATING ACTIVITIES:

Net income                                           $  877,000   $  1,247,000
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation, amortization, and accretion, net          (38,000)        55,000
Decrease (increase) in accounts receivable              (44,000)        17,000
Decrease (increase) in accrued interest receivable     (224,000)        29,000
Loss (gain) on sale of securities available for sale   (309,000)       (14,000)
Loss from equity investment                             129,000           --
Net change in deferred income taxes                     761,000        566,000
Net change in other assets                              (33,000)      (377,000)
Net change in accounts payable                          (69,000)      (109,000)
Net change in accrued expenses                           12,000         26,000
Net change in minority interest                         (49,000)       (93,000)
                                                     --------------------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                         1,013,000      1,347,000
                                                     --------------------------
CASH FLOWS/INVESTING ACTIVITIES:

Purchase of investment securities                   (38,389,000)   (42,111,000)
Proceeds from maturities of investment securities    16,501,000      2,010,000
Proceeds from sales of investment securities         24,936,000     38,402,000
Loan originations and purchases                      (7,384,000)    (3,418,000)
Principal collected on loans receivable               2,907,000      2,847,000
Net change in due to broker                          (1,200,000)          --
                                                     --------------------------
NET CASH USED BY INVESTING ACTIVITIES                (2,629,000)    (2,270,000)
                                                     --------------------------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS                                       (1,616,000)      (923,000)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                          2,310,000      1,715,000
                                                     --------------------------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                            $  694,000     $  792,000
                                                     --------------------------
                                                     --------------------------

Supplemental schedule of non cash investing activities:


Tax effect of reduced unrealized gain
   on securities available for sale                  $ (255,000)    $ (152,000)
                                                     --------------------------
                                                     --------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES
-------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of Westminster Capital, Inc. and consolidated entities (the "Company") prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 1997 and December 31, 1996, and the results of operations and statements of cash flows for the periods ended September 30, 1997 and 1996. The results for interim periods are not necessarily indicative of results for the entire year.

     The consolidated financial statements include the accounts of Westminster Capital, Inc., its wholly owned subsidiaries and a greater than 50% interest in a limited partnership, Global Telecommunications Systems, LTD ("Global").

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


2.   SECURITIES AVAILABLE FOR SALE

     Securities available for sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at September 30, 1997 and December 31, 1996 are as follows (in thousands):

                                               Gross       Gross
                                 Amortized   Unrealized  Unrealized   Estimated
                                   Cost        Gains       Losses    Fair Value
                               -------------------------------------------------
September 30, 1997:
U.S. Treasury and Agency
  Securities                      $16,054        $  28      $  --        $16,082
Equity and Debt Securities          2,142           58         52          2,148
Investments in Limited
  Partnerships which invest
  in Securities                     1,785          802         --          2,587
                                ------------------------------------------------
     Total                        $19,981        $ 888      $  52        $20,817
                                ------------------------------------------------
                                ------------------------------------------------



December 31, 1996:
U.S. Treasury and Agency
   Securities                   $  16,723        $  35         --      $  16,758
Equity and Debt Securities          4,307        1,322         --          5,629
Investments in Limited
   Partnerships which invest
   in Securities                    1,660          115         --          1,775
                                ------------------------------------------------
Total                           $  22,690     $  1,472      $  --      $  24,162
                                ------------------------------------------------
                                ------------------------------------------------

     Maturities of securities available for sale were as follows at September 30, 1997 (in thousands):

                                             Amortized       Fair
                                                Cost        Value
                                             ---------    --------
     Due within one year                      $ 9,059     $ 9,069

     Due after one year through
      five years                                6,995       7,013

     Equity Securities / Limited
      Partnerships which invest
      in Securities                             3,927       4,735
                                             ---------    --------
                                              $19,981     $20,817
                                             ---------    --------
                                             ---------    --------

     Gross unrealized gains include the value ascribed to warrants which have a readily determinable value, whether detached or attached to securities.


3.   LOANS RECEIVABLE

     The Company's loans receivable outstanding at September 30, 1997 and December 31, 1996 were comprised of the following:

                                     September 30, 1997   December 31, 1996
                                     ------------------   -----------------
     Loans secured by auto leases            $  203,000          $  742,000
     Loans secured by trust deeds
      or mortgages                            3,867,000           1,892,000
     Loans secured by other
      collateral                              5,115,000           2,002,000
     Unsecured loans                            150,000               --
                                     ------------------   -----------------
                 Total                      $ 9,335,000         $ 4,636,000
                                     ------------------   -----------------
                                     ------------------   -----------------

4.   INCOME TAXES

     In 1994 the Company received a letter from the Franchise Tax Board stating its audit findings with respect to the Company's refund claim for approximately $3.9 million (including accrued interest of $1.2 million). Those audit findings proposed to deny the refund claim. The Company has filed a protest with the California Franchise Tax Board which sets forth its position with respect to the refund claims. While the Company remains convinced that it will eventually recover all or a substantial portion of its refund claim, in 1992 the Company established a valuation allowance of 50%, adjusting the carrying value of this asset to $1,954,000, which reflects the uncertainties attributable to the California Franchise Tax Board's position. Due to continuing uncertainties and the length of time it will take to resolve this matter, management established a provision for unresolved tax issues of an additional $1,954,000 during the fourth quarter of 1994.

     As of December 31, 1996, the Company had a net deferred tax liability of $6,058,000, which consisted of deferred tax assets of $4,515,000 and deferred tax liabilities of $10,573,000. The net deferred tax liability balance as of September 30, 1997 was $6,564,000.

     The Company had net operating loss carryforwards as of December 31, 1996 of $10,152,000 and $ 3,862,000 for federal and state purposes, respectively, which expire at various dates through 2011 for federal income tax purposes and through 2001 for state income tax purposes.


5.   EARNINGS PER SHARE

     The Company has outstanding certain employee stock options which have been determined to be common stock equivalents for purposes of computing earnings per share. Earnings per share has been calculated using the treasury stock method in accordance with APB Opinion No. 15. Although the Company is not yet required to adopt the new disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 128 (which establishes new standards for computing and presenting earnings per share), both basic and diluted earnings per share as required to be disclosed by SFAS No. 128 would be the same as earnings per share disclosed in the financial statements herein for both the three months and the nine months ended September 30, 1997 and 1996.


6.   SUBSEQUENT EVENTS

     Subsequent to September 30, 1997, the Company advanced $200,000 in connection with an $800,000 loan commitment that was executed in September 1997. The borrower is a manufacturer of enhanced infrared computer touch screens and related workstations for industrial and public access applications. The Company will advance additional amounts under this
     commitment as the borrower's operations grow.   After January 1, 1998, the
     Company may convert the loans outstanding into a 50% ownership interest in the borrower. If the entire $800,000 has not yet been advanced at the time of conversion, the Company is required to advance the remaining amount of the commitment.

     On November 10, 1997, the Company entered into an agreement to terminate its joint ownership of Pink Dot, Inc. by either electing to purchase the 60% interest it does not own or selling its 40% interest to the current majority shareholder of Pink Dot. Under the agreement, the Company has 90 days to purchase the majority shareholder's 60% interest in Pink Dot for $7 million. If the Company elects not to purchase, it is then obligated to sell and the majority shareholder is obligated to purchase the Company's 40% interest for $6 million. The agreement provides for Pink Dot's indebtedness to the Company, $3,135,000 at September 30, 1997, to remain outstanding. If the Company elects to sell its 40% interest, the indebtedness will be paid interest only monthly for two years with principal due on the second anniversary.

     On November 12, 1997, the Company acquired 100% of the outstanding capital stock of Westland Associates, Inc. ("Westland") for $1,188,000. Westland performs group purchasing of goods and services for new car dealers in California, Arizona, and Nevada, and has been in business for 40 years. The Company does not presently anticipate the need to advance any future funds to Westland for its growth or operations.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ---------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

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


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Revenues for the three months ended September 30, 1997 were $1,112,000 as compared to $978,000 for the three months ended September 30, 1996. The increase in revenues resulted primarily from a $164,000 gain on sale of securities during the current year period. In addition, there was an increase of $173,000 in interest on loans and an increase of $29,000 in other revenues. Partially offsetting these favorable impacts on revenues were an $88,000 decrease in interest on loans secured by auto leases, an $85,000 decrease in interest on securities and a $49,000 decrease in telephone system revenues.

     The $164,000 gain on sale of securities resulted primarily from a gain of $185,000 on the sale of a $1,000,000 convertible debenture at a price of $1,185,000. Interest on loans increased $173,000, primarily as a result of higher loans outstanding during the three months ended September 30, 1997 versus the three months ended September 30, 1996. The lower amount of interest on loans secured by auto leases resulted as the Company's fixed portfolio of such loans has been reduced in size as a result of loan payoffs.
 Interest on securities decreased as a result of lower amounts of securities owned by the Company during the current quarter.

     The decrease in telephone system revenue resulted from a temporary loss of some of the military personnel while residential quarters were being rebuilt by the Navy at two of the bases served by Global. It should be noted that future revenues and income realized by the Company in connection with its 50% interest in Global may be reduced as Global has received a notice of cancellation from the Navy regarding its closure of the Miramar base. Although the U.S. Marines will be occupying the Miramar base, that service branch has decided to use the services of another long distance telephone carrier. The Company is currently in negotiations with the Navy for compensation for discontinuance of business or transfer of assets. Revenues for the Miramar base were $112,000 and $146,000 for the three months ended September 30, 1997 and 1996, respectively. Pre-tax income for the Miramar base was $12,000 and $18,000 for the three months ended September 30, 1997 and 1996, respectively.

     Net income for the three months ended September 30, 1997 was $244,000 as compared to $214,000 for the three months ended September 30, 1996. The higher net income resulted primarily from higher revenues in 1997. The higher revenues in 1997 were partially offset by an increase of $72,000 in operating expenses due to continuing increases in the Company's operating activities. Although Global's revenues declined between periods, its operating expenses remained substantially unchanged due to the fact that the decline in revenues occurred at a base where long distance royalties are not incurred. Provision for income taxes as a percentage of pre-tax income for 1997 was 41.5% as compared to 37.4% for 1996. The increase in the tax provision as a percentage of pre-tax income was due to increased taxable interest income in 1997 as compared to 1996 as the Company held non-taxable municipal securities in 1996 and did not in 1997.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Revenues for the nine months ended September 30, 1997 were $3,624,000, as compared to $3,945,000 for the nine months ended September 30, 1996. The $321,000 decrease in revenues resulted from a decrease of $367,000 in interest on loans secured by auto leases, a $291,000 decrease in lawsuit settlement recoveries, net of court directed attorney's fees, a decline of $160,000 in telephone system revenues, and a loss of $129,000 from the Company's 40% equity investment in Pink Dot, Inc. These decreases in revenues were partially offset by an increase of $240,000 in interest on loans, a $182,000 gain on sale of securities (with no gains in 1996), an increase in financing fees of $151,000 and an increase of $73,000 in other revenues.

    The $367,000 decrease in interest on loans secured by auto leases resulted as the Company's fixed portfolio of such loans has been reduced in size through loan payoffs. The decrease in lawsuit settlement recoveries in the Drexel, Milken litigation reflects the fact that the bulk of the total recovery has already been realized. While additional settlement payments may be received over time, the timing of payments is not determinable and amounts that might be received are not expected to be as great as amounts previously received.

    The $160,000 decline in telephone system revenues resulted from a temporary loss of some of the military personnel while residential quarters were being rebuilt by the Navy at two of the bases served by Global. It should be noted that future revenues and income realized by the Company in connection with its 50% interest in Global may be reduced as Global has received a notice of cancellation from the Navy regarding its closure of the Miramar base. Although the U.S. Marines will be occupying the Miramar base, that service branch has decided to use the services of another long distance telephone carrier. The Company is currently in negotiations with the Navy for compensation for discontinuance of business or transfer of assets. Revenues for the Miramar base were $353,000 and $489,000 for the nine months ended September 30, 1997 and 1996, respectively. Pre-tax income for the Miramar base was $48,000 and $121,000 for the nine months ended September 30, 1997 and 1996, respectively.

    The loss from the Company's equity investment in Pink Dot, Inc., a home delivery shopping company, was incurred as a result of operating losses experienced by Pink Dot, Inc. as that company opened additional stores and incurred start-up costs, including marketing, advertising, customer service, overhead and other expenses related to store openings.

    The increase of $240,000 in interest on loans resulted from higher loan balances outstanding during 1997 as compared to 1996. The $182,000 gain on sale of securities resulted primarily from a $185,000 gain from the sale of a $1,000,000 convertible debenture at a price of $1,185,000. The increase in financing fees resulted from a financing accommodation that was repaid during the first quarter of 1997. Other income increased due to increased dividend and loan fee income.

    Net income for the nine months ended September 30, 1997 was $877,000, as compared to $1,247,000 for the nine months ended September 30, 1996. The lower net income in 1997 resulted primarily from lower revenues in 1997.
Also contributing to the lower net income in 1997 was an increase in operating expenses of $107,000. The higher operating expenses were due to
continuing increases in the Company's operating activities.   Although
Global's revenues declined between periods, their operating expenses remained substantially unchanged due to the fact that the decline in revenues occurred at a base where long distance royalties are not incurred. Provision for income taxes as a percentage of pre-tax income for 1997 was 41.0% as compared to 33.0% in 1996. The increase in the tax provision as a percentage of pre-tax income was due to increased taxable interest income in 1997, as compared to 1996 because the Company held non-taxable municipal securities in 1996 and did not in 1997.

LOANS RECEIVABLE

    The Company's loans receivable at September 30, 1997 were substantially greater than at December 31, 1996, due primarily to the funding of existing loan commitments and to the origination of new loans during the nine month period - see Note 3 of Notes to Consolidated Financial Statements (Unaudited). Loans receivable at September 30, 1997 were also higher than at the prior quarter-end. Although there were collections on loans of $1,267,000 during the current quarter, there were loan originations of $2,365,000 during the quarter. Loan originations occur as opportunities arise which management of the Company believes to be attractive after considering the proposed terms, including yield, duration, collateral coverage and qualifications of the borrower. As a result, the volume of loans originated may vary from quarter to quarter, and new loan originations may not occur in every quarter.

    At September 30, 1997, certain loans were in default as to the payment of principal and interest. In connection with these defaults, the Company is in the process of taking the necessary steps in order to liquidate the collateral that it holds. Management believes that it will not incur losses in connection with these defaults.

LIQUIDITY

    The Company's cash and cash equivalents decreased by $1,616,000 during the nine months ended September 30, 1997. The Company's sources of cash during the nine month period were $1,013,000 from operating activities and $3,048,000 from the net change in its investment security portfolio. The Company's uses of cash during the nine month period were $4,477,000 in connection with its loans receivable, in that loan originations were higher than principal collected, and a $1,200,000 payment of a liability to a broker for securities purchased that was outstanding at December 31, 1997. The Company held U.S. government and agency securities with a market value of $16,082,000 as of September 30, 1997.

    In April 1997, the Company's line of credit in the amount of $10,000,000 expired and management elected not to renew it because the Company's liquidity is strong without the line, no part of the line had been drawn upon during its entire term, and the lender required certain fees to renew the line. Management believes financing can be obtained on suitable terms, if additional liquidity is needed.

    The Company continues to seek investments in or acquisitions of one or more businesses. See Note 6 of Notes to Consolidated Financial Statements (Unaudited), for a description of recent investment and acquisition activities. No assurances can be given that any further acquisitions or investments will be made or, if made, that they will be profitable.

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

                             PART II-OTHER INFORMATION
                             -------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
             (a)  Exhibits:
                    27. Financial Data Schedule

             (b)  Report on Form 8-K:
                    Report on Form 8-K was filed on August 20, 1997 reporting under Item 4. Changes in Registrant's Certifying Accountant, the appointment of the Company's new Independent Auditors.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1997                    WESTMINSTER CAPITAL, INC.
                                             (Registrant)

                                             By /s/ William Belzberg
                                                -----------------------
                                              William Belzberg,
                                              Chairman of the Board of
                                              Directors and Chief
                                              Executive Officer


                                             By /s/  Keenan Behrle
                                                -----------------------
                                              Keenan Behrle
                                              Executive Vice President and
                                              Chief Financial Officer