Form 10-K405
period 1997-12-31
WESTMINSTER CAPITAL INC
filed 1998-03-31
CIK 34489

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-K

          (Mark One)

          /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1997
                                          OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non affiliates of the Registrant, based upon the closing sale price on the Pacific Stock Exchange of its common stock on March 16, 1998 was approximately $8,577,606. For purposes of the foregoing calculation, certain persons that have filed reports on
Schedule 13D with the Securities and Exchange Commission with respect to the beneficial ownership of more than 5% of the Registrant's outstanding voting stock and directors and executive officers of the Registrant have been excluded from the group of stockholders deemed to be non affiliates of the Registrant.

The number of shares of common stock, $1.00 par value per share, of the Registrant outstanding as of March 16, 1998, was 7,834,607.

                              WESTMINSTER CAPITAL, INC.
                              ANNUAL REPORT ON FORM 10-K
                         FOR THE YEAR ENDED DECEMBER 31, 1997

                                       CONTENTS

PART I
     ITEM 1.    BUSINESS                                                     3

     ITEM 2.    PROPERTIES                                                   8

     ITEM 3.    LEGAL PROCEEDINGS                                            8

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS                                                     10

PART II

     ITEM 5.    MARKET FOR THE CORPORATION'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS                                 11

     ITEM 6.    SELECTED FINANCIAL DATA                                     12

     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS               13

     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 19

     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                      43

PART III

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                CORPORATION                                                 44

     ITEM 11.   EXECUTIVE COMPENSATION                                      44

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT                                              44

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              44

PART IV.

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K                                         44

Index of Exhibits                                                           48

                                        PART I

ITEM 1.   BUSINESS

     THROUGHOUT THIS ANNUAL REPORT, WESTMINSTER CAPITAL, INC. (THE "CORPORATION") MAKES FORWARD LOOKING STATEMENTS REGARDING VARIOUS ASPECTS OF ITS BUSINESS AND AFFAIRS, INCLUDING STATEMENTS IN ITEM 3 -"LEGAL PROCEEDINGS" REGARDING THE MERITS OF CLAIMS AND DEFENSES IN LITIGATION AND STATEMENTS IN ITEM 7 -"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ABOUT FUTURE REVENUES AND INCOME OF GLOBAL TELECOMMUNICATIONS LTD, THE ADEQUACY OF COLLATERAL FOR A LOAN IN DEFAULT AND THE FUTURE CASH NEEDS OF THE CORPORATION. THESE FORWARD LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. STATEMENTS ABOUT CLAIMS AND DEFENSES IN LITIGATION MAY TURN OUT TO BE INCORRECT BECAUSE ALL OF THE FACTS THAT WILL BE PRESENTED AT TRIAL ARE NOT KNOWN NOW, CERTAIN ASPECTS OF THE APPLICABLE LAW MAY BE UNCERTAIN AND THE JUDGEMENT OF THE JUDGE OR JURY IS SUBJECTIVE AND INCAPABLE OF BEING PREDICTED ACCURATELY. STATEMENTS ABOUT FUTURE EARNINGS AND REVENUES AND THE ADEQUACY OF CASH RESOURCES FOR FUTURE NEEDS ARE UNCERTAIN BECAUSE OF THE UNPREDICTABILITY OF FUTURE EVENTS AFFECTING SUCH STATEMENTS. STATEMENTS ABOUT THE ADEQUACY OF REAL ESTATE COLLATERAL INVOLVE PREDICTIONS AS TO WHAT A BUYER WILL BE WILLING TO PAY FOR THE PROPERTY IN THE FUTURE, WHICH CANNOT BE KNOWN WITH CERTAINTY.

GENERAL

     Westminster Capital, Inc. ("the Corporation") owns all or a substantial interest in several operating businesses and also engages in the secured lending business. The Corporation owns a 100% interest in a company which provides group purchasing of goods and services for new car dealers (See "Westland Associates" below), and a majority interest in a telephone company serving military personnel (See "Telephone Company," below). At December 31, 1997, the Corporation owned a substantial interest in a home delivery shopping company which was sold on February 26, 1998 (See "Pink Dot," below). The Corporation also engages in lending activity, originating or purchasing secured loans that generally do not exceed thirty-six months in duration. The Corporation invests its assets not employed in its operations in securities available-for-sale. These securities consist principally of U.S. Government securities, but to a limited extent include investments in common and preferred stocks, warrants, and convertible debentures.

     The Corporation intends to pursue the acquisition of one hundred percent or substantial interests in additional operating businesses. However, no assurances can be given that the Corporation will be able to identify attractive opportunities, or if it does, that it will be able to complete acquisitions on acceptable terms. As the Corporation acquires interests in other operating businesses or originates or purchases loans, it intends to liquidate securities available-for-sale as may be necessary to consummate acquisitions or fund loans.

     The Corporation is a Delaware corporation formed in 1959. The executive office of the Corporation is located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212 and its telephone number is (310) 278-1930.

WESTLAND ASSOCIATES

     On November 12, 1997, the Corporation acquired 100% of the common stock of Westland Associates, Inc. ("Westland Associates"). Westland Associates was founded in 1957 and provides group purchasing of goods and services for new car dealers in California, Arizona, and Nevada. Westland Associates sells to more than 600 dealers and has relationships with over 120 vendors. Included on Westland Associates' list of vendors are nationally recognized companies such as Reynolds & Reynolds, Safety-Kleen, Sherwin Williams and National Sanitary.

     Westland Associates reviews new products, negotiates competitive pricing for its dealers, and assists in the introduction of new products to its dealers. For most vendors, Westland Associates also acts as the accounts receivable agency. Products are shipped directly to dealers by the vendors and Westland Associates is billed by the vendors for the items ordered by the dealers. Westland Associates then consolidates all of the vendor bills and sends a single statement to each dealer.

     The acquisition of Westland Associates has been accounted for using the purchase method of accounting and the consolidated financial statements include Westland Associates' financial position as of December 31, 1997 and its results of operations from the date of the acquisition through December 31, 1997 on a consolidated basis. See Note 6 of Notes to Consolidated Financial Statements for additional information relating to the acquisition of Westland Associates.


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

     During 1997, Global Telecommunications received notice of cancellation from the Navy regarding the closure of the Miramar base in California. Although the U.S. Marines will be occupying the Miramar base in the future, that service branch has decided to use the services of another telephone company. The Corporation is currently in negotiations with the Navy for compensation for discontinuance of business or transfer of assets. Global Telecommunications is continuing to service the Miramar base in 1998 until the other telephone company is in place.

See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information on the Miramar base closure.


PINK DOT

     Pink Dot, Inc. ("Pink Dot") provides home delivery service of grocery, delicatessen, bakery, salad bar, pasta bar, liquor, video and non-prescription pharmacy items through company-owned stores. Pink Dot accepts orders from customers by telephone, fax, or the Internet and delivers the orders within 30 minutes. Pink Dot charges a delivery fee in addition to the price of the goods delivered.

     Pink Dot opened its first store in 1988 and its second store in 1995 in the west Los Angeles area. Following the opening of the second store, Pink Dot and the Corporation entered into a Loan and Stock Purchase Agreement in November, 1995, which was amended in September, 1996. Under the agreement, the Corporation provided $3,000,000 in financing to Pink Dot to open additional stores in the Los Angeles area and to establish infrastructure necessary for the growth of Pink Dot. The financing consisted of loans of $2,500,000 and an investment of $500,000 in common stock representing 40% of the issued and outstanding shares of Pink Dot. In July 1997, the Corporation committed to loan an additional $1 million to Pink Dot, of which $415,000 had been advanced at December 31, 1997. The consolidated financial statements include this investment on the equity method.

     The Corporation recorded a loss of $686,000 in 1997 in connection with its 40% equity investment in Pink Dot. As this loss exceeded the carrying amount of the Corporation's investment account and goodwill related to Pink Dot, the carrying amount of the loans receivable from Pink Dot was reduced by $391,000.

     On February 26, 1998, the Corporation sold its 40% investment in Pink Dot to the owner of the other 60% of the common stock of Pink Dot for a purchase price of $6,000,000. The purchase price is evidenced by the buyer's promissory note in the principal amount of $6,000,000 that is due and payable on May 27, 1998 together with accrued interest. The note is secured by a pledge of 100% of the issued and outstanding stock of Pink Dot.

     The sale of the Corporation's investment in Pink Dot was pursuant to an Option and Stock Purchase Agreement dated November 10, 1997. The agreement gave the Corporation the right to purchase the remaining common stock of Pink Dot prior to March 10, 1998 for a purchase price of $7,000,000, and further provided that, in the event that the Corporation elected not to purchase the remaining common stock of Pink Dot, the Corporation would be obligated to sell and the majority owner of Pink Dot would be obligated to purchase the Corporation's interest in Pink Dot for $6,000,000.

     In connection with the sale of the Corporation's investment in Pink Dot, the loans outstanding to Pink Dot in the principal amounts of $2,500,000 and $415,000, plus accrued interest, have been replaced by two new promissory notes, in the amounts of $2,802,640, and $436,193, respectively. Both notes provide for the payment of monthly interest commencing 30 days after February 26, 1998 and are due in their entirety in March 2000. Both of the replacement notes are secured by all of the tangible and intangible assets of Pink Dot.

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

     At December 31, 1997, the Corporation's loans outstanding consisted of loans secured by automobile leases in the amount of $132,000, net of the discount at which the loans were purchased, loans secured by trust deeds or mortgages in the amount of $1,543,000 including loan fees, loans secured by real estate and other collateral in the principal amount of $5,306,000, and an unsecured loan in the amount of $100,000. In addition, during 1997, the Corporation originated a loan secured by real estate in the amount of $2,142,000 and two unsecured loans which totalled $70,000, all of which were repaid prior to December 31, 1997.

     The loans secured by automobile leases were purchased in 1995 for a purchase price of $3,551,000 net of a discount of $742,000. The remaining average maturity of these loans was approximately four months at December 31, 1997. The loans secured by trust deeds or mortgages outstanding at December 31, 1997, include notes of $1,050,000 and $520,000 that originated in 1996 and that were originally due in 1998, but that were in default as of December 31, 1997. The Corporation commenced foreclosure proceedings in October 1997 on the loan in the principal amount of $1,050,000, and commenced foreclosure proceedings on the loan in the principal amount of $520,000 in February of 1998. See "Legal Proceedings" for further information concerning foreclosure proceedings for the loan of $1,050,000.

     The loans secured by other collateral as of December 31, 1997, include a $1,900,000 note due in July 1999, bearing interest at 15% per annum which is secured in part by real estate, and a note with a remaining principal balance of $132,000 as of December 31, 1997 that was paid off in January 1998. As of December 31, 1997, there were also two loans secured by other collateral due from Pink Dot. One of these loans was in the principal amount of $2,500,000 with a variable rate of interest equal to the lesser of Bank of America's "prime rate" or 10%. The other loan was in the principal amount of $415,000 with an interest rate of 8%. See "Pink Dot" above, for further details on the Pink Dot loans.

     A short-term loan secured by a second trust deed in the amount of $225,000 was made in June 1997 but went into default in August 1997. The loan was foreclosed in December 1997 and, as a result, the Corporation became the owner of the collateral, a single-family residence located in Newport Beach, California. The residence was subject to a first mortgage in the amount of $655,000, which the Corporation paid off in January 1998. It is the Corporation's intention to sell this property during 1998.


CONVERTIBLE LOANS

     During 1997, the Corporation executed two convertible loan agreements. The first agreement is with Touch Controls, Inc., ("Touch Controls"), and provides for a secured convertible loan of up to $800,000, that is convertible into a 50% ownership interest in Touch Controls. The promissory note bears interest at a variable rate of interest equal to the "prime rate" of Wells Fargo Bank, compounded monthly, is due on September 1, 1999, and is secured by certain personal property of Touch Controls. Touch Controls is using the loan proceeds to expand its sales and marketing activities, finance accounts receivable and for product refinement. As of December 31, 1997, there were initial advances of $300,000 made in connection with the secured convertible promissory note; and at February 28, 1998 advances totalled $400,000. The loan is convertible at any time prior to maturity. If the entire $800,000 has not yet been advanced at the time of the conversion, the Corporation is required to advance the remaining amount of the commitment in order to convert.

     Touch Controls, headquartered in Oceanside, California, is a privately-held company that specializes in the design, development and manufacture of enhanced infrared touch displays and workstations for industrial and public access environments. Touch Controls' products provide a simple and intuitive man/machine interface with the customers' personal computer and/or operating system in a wide range of industries and applications. Touch Controls' customers are end users, original equipment manufacturers and a select number of systems integrators.

     The second convertible loan was made to Physician Advantage LLC ("Physician Advantage") and provides for a secured convertible loan of up to $2,000,000 of which $270,000 is convertible into a 55% ownership interest in Physician Advantage. The loan bears interest at a variable rate equal to the "prime rate" plus one percent per annum, compounded monthly. The principal balance and all unpaid accrued interest are due in 24 equal monthly installments beginning on November 20, 2000. Advances on the loan are conditioned on Physician Advantage's ability to maintain certain numbers of physician-customers and certain levels of net income before taxes. As of December 31, 1997, the Corporation had advanced $450,000. At February 28, 1998, advances to Physician Advantage totalled $550,000.

     Physician Advantage, located in Encino California, was formed in November 1997, to carry on the business of providing group purchasing services for physicians started in September 1996 by Access Managed Care, Inc., now a wholly owned subsidiary of Physician Advantage. Physician Advantage has an exclusive, five year contract with a major national hospital operator ("Hospital Operator"), pursuant to which the Hospital Operator will identify for Physician Advantage the Hospital Operator's staff physicians and Physician Advantage will solicit them to purchase medical supplies, office supplies and other products and services. The Hospital Operator has arranged for Physician Advantage to use the Hospital Operator's vendors of medical supplies and office supplies and offer those products to all physicians who purchase through Physician Advantage at the same discounts the Hospital Operator enjoys with those suppliers, which are not otherwise available to physicians. Physician Advantage also has contracts with other physician affinity groups, such as preferred provider organizations and health maintenance organizations to offer group purchasing services to their member-physicians. Physician Advantage is in the early stages of operations. It is in the process of enrolling physicians to use its group purchasing services and has advised the Corporation that approximately 10,000 physicians were enrolled at February 28, 1998. Physician Advantage will not maintain inventories or handle billing or collections, but will monitor transactions between the physicians and the vendors and will be paid a rebate related to the volume of business that is done. Because of the early stage of Physician Advantage's operations, its revenues through February 28, 1998 have been minimal.

SECURITIES AVAILABLE-FOR-SALE

     The Corporation invests its assets not employed in its operations in securities available-for-sale. These securities consist principally of U.S. Government securities, but also include investments in common and preferred stocks, warrants, and convertible debentures. The Corporation does not actively engage in investing in equity securities, but from time to time makes investments as opportunities arise which the Corporation believes are consistent with its operations. Certain of the equity securities owned by the Corporation were received by it as additional compensation for loans extended by the Corporation.

INVESTMENTS IN LIMITED PARTNERSHIPS THAT INVEST IN SECURITIES

     The Corporation has invested in limited partnerships that invest in securities. Each of the partnerships seeks to achieve returns through investments in equity and debt securities following identified strategies. The Corporation invests in limited partnerships based on their past performance, the past performance of their general partners, and diversification of identified strategies.

EMPLOYEES

     As of December 31, 1997, the Corporation had 27 salaried employees (including nine Global Telecommunications employees and 14 Westland Associates employees). Two of the Corporation's employees are executive officers.

ITEM 2.  PROPERTIES

     The executive office of the Corporation is located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212, telephone (310) 278-1930. The Corporation's executive office is leased for a five year term ending in October, 2002. As of December 31, 1997, the Corporation's wholly-owned subsidiary, Westland Associates, owned and occupied an 11,000 square-foot facility in Santa Fe Springs, California used for office and warehouse space. This facility was subsequently sold on March 11, 1998. Westland Associates entered into a lease agreement for a five year term commencing in April 1998 for a facility in Anahiem, California which will serve as its new headquarters.

ITEM 3.  LEGAL PROCEEDINGS

     During 1997, the Corporation received $950,000 in net proceeds from a settlement of claims asserted on behalf of the Corporation and similarly situated parties, in a class action against Drexel Burnham Lambert Inc. ("Drexel"), Michael Milken ("Milken") and other related parties in an action filed in the Los Angeles County Superior Court in 1989 ("Drexel Litigation"). The action involved claims of various violations of federal and state securities laws by Drexel, Milken and the other parties. The $950,000 represents a recovery of approximately $1.45 million, less court directed attorneys' fees of approximately $500,000. From 1993 through 1996, the Corporation received approximately $22.3 million in net proceeds, which represents a recovery of approximately $34.4 million, less court directed attorneys' fees of approximately $12.1 million.

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

     In November 1996, the Corporation made a loan of $1,050,000 ("Defaulted Note") to a borrower and took as security for the loan a mortgage on certain real property ("Default Collateral"), title to which was held by a trust of which the borrower was trustee. On October 9, 1997, the Corporation commenced foreclosure proceedings on the Default Collateral, in an action entitled Westminster Capital, Inc. v. Susan Wagner Trenham, individually, and Susan Wagner Trenham, as Trustee, in the Court of Common Pleas, County of Berkeley, South Carolina, seeking to sell the Default Collateral and apply the proceeds of sale to pay the principal and unpaid interest on the Defaulted Note. On January 2, 1998, certain beneficiaries of the trust that holds title to the Default Collateral filed a Motion to Intervene seeking to prevent the foreclosure, alleging that the Corporation acted improperly in lending money to the borrower, individually, and accepting as security real property owned by the trust of which the borrower was the trustee. The Motion to Intervene is pending before the court. If the court allows the beneficiaries to intervene, there will be a full hearing of the beneficiaries' allegations.

     In a separate action filed January 2, 1998 entitled Joseph Read, Paul Read, Sephra Read and Leah Read Barkowitz, as beneficiaries of the Read Family Trust
v. Susan Wagner Trenham, individually, and Susan Wagner Trenham, as trustee of the Read Family Trust, and Westminster Capital, Inc., filed in the Court of Common Pleas, County of Berkeley, South Carolina, the beneficiaries assert causes of action similar to those set forth in the Motion to Intervene in the foreclosure action initiated by the Corporation. The beneficiaries of the trust allege that the borrower, as trustee, did not have authority to enter into the trust and that the Corporation acted improperly in allowing the loan funds to be advanced to the trustee personally, as the borrower. On January 13, 1998, the beneficiaries filed a motion to consolidate the foreclosure proceedings with the case initiated by the beneficiaries. That motion is pending.

     In accepting the Default Collateral as security for the Defaulted Note, the Corporation relied on the trust documents granting the borrower absolute authority to mortgage the Default Collateral and obtained title insurance for the mortgage it received. The Corporation believes that it acted properly in dispersing the loan proceeds to the borrower. The Corporation intends to pursue vigorously its right to the Default Collateral. The title insurance company which insured the mortgage has appeared in the pending actions to defend on the issue of the trustee's lack of authority.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS
NONE


EXECUTIVE OFFICERS OF REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in Part I of the Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 1998.

     The following table sets forth certain information with respect to the executive officers of the Corporation:

   Name                            Age       Position
   ----                            ---       --------
   William Belzberg                65        Chairman of the Board
                                             Chief Executive Officer

   Keenan Behrle                   55        Executive Vice President
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

     Mr. Keenan Behrle became Executive Vice President and Chief Financial Officer of the Corporation in February, 1997. From November, 1993 to February, 1997, Mr. Behrle was engaged in real estate development activities for his own account. From 1991 to November, 1993, Mr. Behrle was President and Chief Executive Officer of Metropolitan Development, Inc., a real estate development company located in Los Angeles, California. Mr. Behrle has been a director of the Corporation since 1985.

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

                                              High            Low
                                              ----            ---
       1997
       ----
       First Quarter                     $   2 5/8       $  2 1/8
       Second Quarter                       2 5/16        1 13/16
       Third Quarter                         2 3/8          2 1/4
       Fourth Quarter                        2 1/2          2 1/4

       1996
       ----
       First Quarter                     $  2 3/16       $  1 5/8
       Second Quarter                       2 1/16          1 7/8
       Third Quarter                        2 1/16        1 15/16
       Fourth Quarter                            2          1 3/4

     The Corporation had approximately 995 holders of record of its common stock as of March 9, 1998.

     The Corporation has not paid cash dividends since 1989 and intends to retain all excess cash resulting from its business operations, if any, for future acquisitions and investments.

ITEM 6.   SELECTED FINANCIAL DATA


                               SELECTED FINANCIAL DATA
                     (dollars in thousands except per share data)


                                                        1997           1996           1995           1994           1993
                                                        ----           ----           ----           ----           ----
FINANCIAL DATA:
Total assets                                         $34,870        $33,212        $28,199        $29,473        $27,311
Cash and cash
   equivalents                                         1,738          2,310          1,715            845         23,257
Loans receivable, net                                  7,081          4,636          2,513            716          1,410
Securities available-
   for-sale                                           18,405         22,502         21,747         25,402              -
Telephone systems, net                                   834          1,080          1,333          1,579            546
Total liabilities                                      8,902          7,745          5,099          7,990          4,015
Shareholders' equity                                  25,968         25,467         23,100         21,483         23,296
                                                 -------------------------------------------------------------------------
                                                 -------------------------------------------------------------------------

EARNINGS DATA:
Total revenues                                       $ 7,996        $ 5,234        $ 4,596        $ 6,706       $ 17,250
Interest income                                        2,026          2,228          1,467          1,139            219
Loan fees                                                639            751            320             75            -
Lawsuit settlement, net                                  950            813          1,209          3,528         16,819
Telephone system revenue                               1,444          1,528          1,522          1,102             14
Gain (loss) on sale
   of securities                                         332             (3)            15            -              -
Gain on sale of loans                                    -              -              -              -              150
Loss from equity investment                             (686)          (169)           -              -              -
Refund of litigation costs                               -              -              -              757            -
Income (loss) from
   continuing operations                               1,371          1,571          1,308         (1,608)        12,844
(Loss) from discontinued
   operations                                            -              -              -              -             (410)
Net income (loss)                                      1,371          1,571          1,308         (1,608)        12,434
                                                 -------------------------------------------------------------------------
                                                 -------------------------------------------------------------------------

PER SHARE DATA:
Net income (loss) per share
  from continuing operations                           $ .17          $ .20          $ .17          $(.21)         $1.64
Net (loss) per share from
  discontinued operations                                -              -              -              -            $(.05)
Net income (loss) per
  share                                                $ .17          $ .20          $ .17          $(.21)         $1.59
Book value per share
  (end of period)                                      $3.31          $3.25          $2.96          $2.75          $2.98
Weighted average diluted
  shares outstanding                                   7,866          7,822          7,840          7,815          7,815
Cash dividends per share                                 -              -              -              -              -
                                                 -------------------------------------------------------------------------
                                                 -------------------------------------------------------------------------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     At December 31, 1997, the Corporation's principal assets consisted of a 100% ownership interest in the capital stock of Westland Associates, a company which performs group purchasing of goods and services for new car dealers in California, Arizona, and Nevada (See "Business - Westland Associates"); a majority ownership interest in Global Telecommunications, a limited partnership engaged in constructing and operating local and long distance telephone services for military residential quarters (See "Business-Telephone Company"); a substantial ownership interest in a home delivery shopping company (See "Business-Pink Dot"); loans, the majority of which are secured by real estate, personal property or other collateral; securities available-for-sale; limited partnerships that invest in securities; and cash and cash equivalents.

     The Corporation's primary sources of income during the year ended December 31, 1997 included interest earned on its loan portfolio, interest on securities available-for-sale, unrealized gains on limited partnerships that invest in securities, loan fees, gains on sales of securities, income from Global Telecommunications, and income from lawsuit settlements. The Corporation's wholly-owned subsidiary, Westland Associates, generated a loss of $54,000 from the date of its acquisition by the Corporation on November 12, 1997 through December 31, 1997, and the Corporation's equity investment in Pink Dot generated a loss of $686,000 during the year ended December 31, 1997.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     Revenues for the year ended December 31, 1997 were $7,996,000 as compared to $5,234,000 for the year ended December 31, 1996. The increase in revenues resulted primarily from the Corporation's acquisition of Westland Associates on November 12, 1997, which generated revenues of $2,711,000 during the period from the date of the acquisition through December 31, 1997.
 In addition, there were gains on sales of securities of $332,000 in the current year versus a loss of $3,000 in the prior year; there were unrealized gains on limited partnerships that invest in securities of $529,000 in the current year with no such gains recorded in the prior year; and there was an increase of $137,000 in lawsuit settlement recoveries in the current year. Partially offsetting these favorable impacts on revenues were a $517,000 greater loss recorded on the Corporation's equity investment in Pink Dot in the current year, a $112,000 decrease in loan fees, a $112,000 decrease in interest on securities available-for-sale and money market funds, a $90,000 decrease in interest on loans, an $84,000 decrease in telephone system revenue, and a decrease of $35,000 in other income.

     The revenues of $2,711,000 generated by Westland Associates, reported under the caption of "Sales to auto dealers" in the consolidated financial statements, were offset by direct costs of $2,539,000, reported under the caption of "Cost of sales to auto dealers". As a result, Westland Associates generated gross profit before operating expenses of $172,000.

     The $332,000 gain on sale of securities in the current year resulted from a gain of $186,000 on the sale of a convertible debenture, gains of $146,000 on sales of stock, and gains of $100,000 from the sales of certain of the Corporation's U.S. government and agency securities. These gains were partially offset by the recording of a permanent impairment write-down of $100,000 on an equity security. In the prior year, gains of $147,000 on the sale of various securities were more than offset by the recording of a permanent impairment write-down of $150,000 on an equity security.

     During 1997, the Corporation recorded unrealized gains on limited partnerships that invest in securities of $529,000 with no such gains recorded in 1996. These limited partnerships invest in equity and debt securities and the Corporation records gains and losses on these investments based upon the equity method of accounting.

     The increase of $137,000 in lawsuit settlement recoveries reflects receipt of $950,000, net of court related legal costs, from the Drexel Litigation during the year ended December 31, 1997, as compared to $813,000, net of court related legal costs, received during the year ended December 31, 1996. While additional settlement payments may be received in the Drexel Litigation over time, the timing of payments is not determinable and amounts that might be received may not be as great as amounts previously received.

     The Corporation recorded a loss of $686,000 in 1997 in connection with its 40% equity investment in Pink Dot as compared to a loss of $169,000 in 1996. As this loss exceeded the carrying amount of the Corporation's investment account and goodwill related to Pink Dot, the carrying amount of the loans receivable from Pink Dot was reduced by $391,000. In February 1998, the Corporation sold its 40% interest in Pink Dot to the majority owner of Pink Dot and received a secured promissory note due May 27, 1998 in the principal amount of $6,000,000
as payment.   See "Business - Pink Dot" for further details on the sale of Pink
Dot.

     Loan fees of $639,000 in the current year included a fee of $350,000 received in connection with the early payoff of a loan in October 1997 and a fee of $187,000 received in connection with a financing accommodation that was repaid in January 1997. Loan fees of $751,000 in the prior year included fees of approximately $700,000 that actually related to fees due in 1995 and 1994 but that were not recognized as income until 1996 because of severe delinquency problems and doubt as to ultimate collectibility.

     Interest on loans decreased from $1,184,000 in 1996 to $1,094,000 in 1997. Although the balance of loans receivable increased significantly from December 31, 1996 to December 31, 1997, the amount of interest earned by the Corporation during 1996 was higher than in 1997 primarily because the effective interest rates on certain loans outstanding in 1996 were significantly higher than interest rates on loans outstanding during 1997. In addition, a significant portion of the loans that were outstanding as of December 31, 1997 were funded during the latter part of 1997.

     Interest on securities available-for-sale and money market funds decreased from $1,044,000 during 1996 to $932,000 during 1997. Although the amortized cost of U.S. government and agency securities held by the Corporation increased from $16,723,000 as of December 31, 1996 to $17,387,000 as of December 31, 1997,
the average monthly balance of such securities held decreased from $19,380,000 in 1996 to $16,084,000 in 1997.

     The $84,000 decline in telephone system revenues resulted primarily from a temporary loss of some of the military personnel while residential quarters were being rebuilt by the Navy at two of the bases served by Global Telecommunications. Future revenues and income realized by the Corporation in connection with its 75% interest in Global Telecommunications may be reduced as Global Telecommunications has received notice of cancellation from the Navy regarding its closure of the Miramar base. Although the U.S. Marines will be occupying the Miramar base, that service branch has decided to use the services of another long distance telephone carrier. The Corporation is currently in negotiations with the Navy for compensation for discontinuance of business or transfer of assets. Global Telecommunications will continue to service the Miramar base in 1998 until the other telephone company is in place. Revenues for the Miramar base were $478,000 and $618,000 for the years ended December 31, 1997 and 1996, respectively. Income before income taxes for the Miramar base was $58,000 and $147,000 for the years ended December 31, 1997 and 1996, respectively.

     Although Global Telecommunication's revenues declined from 1996 to 1997, its expenses remained relatively unchanged due to the fact that the most significant decline in revenues occurred at a base where long distance royalties are not incurred.

     General and administrative expenses increased $366,000 from $1,424,000 in 1996 to $1,790,000 in 1997. The major portion of this increase, or $225,000, resulted from the Corporation's acquisition of Westland Associates. The remaining $141,000 of the increase resulted from the Corporation's increased operating activities and the corresponding need to increase its overhead.

     The Corporation's effective tax rate increased from 34% in 1996 to 40% in 1997. The increase in the effective tax rate was due to increased taxable interest income in 1997 as compared to 1996 because the Corporation held tax-free state and municipal securities for a portion of 1996 and did not during any of 1997.

     Net income for the year ended December 31, 1997 was $1,371,000 as compared to $1,571,000 for the year ended December 31, 1996. Both basic and diluted earnings per share were $0.17 for the year ended December 31, 1997 as compared to $0.20 for the year ended December 31, 1996. The lower earnings per share in 1997 reflects the lower net income in 1997, as well as higher weighted average shares outstanding in 1997.

FOR THE YEARS  ENDED DECEMBER 31, 1996 AND 1995

     Revenues for the year ended December 31, 1996 were $5,234,000 as compared to $4,596,000 for the year ended December 31, 1995. This increase resulted primarily from an increase of $566,000 in interest on loans, a $431,000 increase in loan fees, and a $195,000 increase in interest on securities available-for-sale and money market funds. These increases in revenues were partially offset by a decrease of $396,000 in the amount received from the Drexel Litigation, and a loss of $169,000 in 1996 from the Corporation's equity investment in Pink Dot, with no such loss occurring in 1995 as the Corporation's investment in Pink Dot occurred in 1996.

     Interest on loans increased in 1996 as compared to 1995 because of a significant increase in average loans outstanding. Loan fees increased primarily as a result of recognizing $700,000 of previously unrecognized loan fees in 1996. Although these fees were due in 1995 and 1994, they were not recognized as income in those years because of severe delinquency problems and doubt as to ultimate collectibility. Interest on securities available-for-sale and money market funds increased in 1996 as the Corporation sold its state and municipal securities in April, 1996 and invested the funds in higher yielding (pre-tax) U.S. government and agency securities.

     In 1996, the Corporation received $813,000, net of court directed legal costs, from the Drexel Litigation as compared to $1,209,000, net of court directed legal costs, in 1995. The loss of $169,000 in 1996 from the Corporation's equity investment in Pink Dot resulted from the Corporation's share of Pink Dot's loss from the date of its investment. The loss was attributable to the opening of additional stores in 1996 which had not yet reached a break-even point.

     General and administrative expenses decreased from $1,460,000 in 1995 to $1,424,000 in 1996. All expense categories included in general and administrative expenses were comparable from year to year.

     The Corporation's effective tax rate increased from 24% in 1995 to 34% in 1996. The higher effective tax rate in 1996 was due to a lower proportion of tax free state and municipal securities outstanding in 1996 as compared to 1995.

     Net income for the year ended December 31, 1996 was $1,571,000 as compared to $1,308,000 for the year ended December 31, 1995. Both basic and diluted earnings per share were $0.20 for the year ended December 31, 1996 as compared to $0.17 for the year ended December 31, 1995.

LOANS RECEIVABLE AND PAST DUE LOANS

     The Corporation's loans receivable balance at December 31, 1997 was $7,081,000 as compared to $4,636,000 at December 31, 1996. The increase in loans receivable outstanding was due primarily to the funding during 1997 of loan commitments that were in existence as of December 31, 1996 and to the origination of new commitments and loans during 1997. Loan fundings during 1997 were $8,302,000, while principal collected during the year was $5,519,000. Loan originations occur as opportunities arise which management of the Corporation believes to be attractive after considering the proposed terms, including yield, duration, collateral coverage and qualifications of the borrower. For further information on loan collateral, see Note 5 of Notes to Consolidated Financial Statements.

     At December 31, 1997, certain loans were in default as to the payment of principal and interest. Once a loan goes into default, the Corporation continues to accrue interest on the loan but records a loss reserve for any of these additional interest accruals. When necessary, the Corporation also records reserves for impaired principal, as well as previously accrued interest.

     The Corporation commenced foreclosure proceedings in October 1997 on a loan secured by real estate in the amount $1,050,000 plus accrued interest of $66,000 as of December 31, 1997. Management believes that the real estate collateral will be sufficient to cover the principal and interest owing on this loan, and as a result, should not incur any losses in excess of the interest reserve recorded on this loan. See "Legal Proceedings" for additional information on the foreclosure of this loan.

     A second loan in the amount of $520,000 went into default in October 1997 but was brought current in January 1998. This same loan again went into default
in February 1998.   Foreclosure proceedings have been initiated and management believes that the real estate collateral held by the Corporation should be sufficient to cover the principal and any interest owing on the loan.

     A third loan in the amount of $225,000 plus accrued interest of $12,000 went into default in August 1997. This loan was foreclosed on December 15, 1997 and the Corporation became the owner of the collateral, a single-family residence subject to a first mortgage in the amount of $655,000. The Corporation paid off the first mortgage in January 1998. The debtor was asked to vacate the residence, but refused to do so. As a result, the Corporation has initiated an unlawful detainer action. When full possession of the residence is obtained by the Corporation, the residence will be listed for sale. In addition to reserves recorded in connection with interest accrued subsequent to the default on this loan, the Corporation had recorded additional reserves which resulted in a net amount of principal and interest owing at the time of the foreclosure of $178,000. Management does not anticipate incurring any further losses in connection with this transaction.

     The Corporation had loans receivable from Pink Dot as of December 31, 1997 in the principal amounts of $2,500,000 and $415,000. Due to the fact that the Corporation's share of Pink Dot's loss for 1997 exceeded the Corporation's investment account and goodwill related to Pink Dot, the carrying amount of these loans was reduced by $391,000.

LIQUIDITY

     The Corporation's cash and cash equivalents decreased by $572,000 during the year ended December 31, 1997. The Corporation's sources of cash during 1997 were $1,851,000 from operating activities and $2,968,000 from the net change in its investment security portfolio in that sales of securities of $34,759,000 exceeded purchases of securities of $31,791,000. The Corporation's primary uses of cash during 1997 were $2,783,000 in connection with its loans receivable, in that loan originations of $8,302,000 were higher than principal collected on loans of $5,519,000; a $1,200,000 payment of a liability to a broker for securities purchased that was outstanding as of December 31, 1996; and $1,269,000 for the purchase of Westland Associates. In addition to having $1,738,000 of cash and cash equivalents on hand as of December 31, 1997, the Corporation also held U.S. government and agency securities with a market value of $17,407,000.

     In April 1997, the Corporation's line of credit in the amount of $10,000,000 expired and management elected not to renew it because the Corporation's liquidity is strong without the line, no part of the line had been drawn upon during its entire term, and the lender required certain fees to renew the line. Management believes financing can be obtained on suitable terms if additional liquidity is needed.

     The Corporation continues to seek investments in or acquisitions of other business. No assurances can be given that any further acquisitions or investments will be made or, if made, that they will be profitable.

     In the opinion of management, the Corporation has sufficient cash and liquid assets to fund its growth and operating plans for the foreseeable future.

INFLATION

     The Corporation cannot accurately determine the precise effects of inflation. However, it does not believe that inflation has had a material impact on its results of operations

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), REPORTING COMPREHENSIVE INCOME. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. This Statement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". The Corporation will adopt the reporting requirements of SFAS No. 130 during 1998 and the impact on the Corporation of the adoption of this new accounting standard is considered immaterial to the Corporation's financial statements.

     Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 is also effective for fiscal years beginning after December 15, 1997. This Statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Corporation will adopt the reporting requirements of SFAS No. 131 in 1998 and the impact of the adoption of this new accounting standard is the potential redefinition of the Corporation's segments.

YEAR 2000

     The inability of computers, software and other equipment utilizing microprocessors to recognize and process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the Year 2000 approaches, some systems may be unable to accurately process certain information.

     The Corporation does not anticipate any significant costs associated with Year 2000 software requirements for the Corporation or the companies for which the Coporation holds a significant investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Westminster Capital, Inc.
Beverly Hills, California


We have audited the accompanying consolidated statement of financial condition of Westminster Capital, Inc. and its subsidiaries (the "Corporation") as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Corporation for the years ended December 31, 1996 and December 31, 1995 were audited by other auditors whose report, dated March 1, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westminster Capital, Inc. and its subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP


Los Angeles, California
March 11, 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Westminster Capital, Inc.
Beverly Hills, California:

We have audited the accompanying consolidated statements of financial condition of Westminster Capital, Inc. and subsidiaries (the "Corporation") as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westminster Capital, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.




/s/ KPMG Peat Marwick LLP

Los Angeles, California
March 1, 1997

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1997 AND 1996


 ASSETS                                                           1997                1996
---------------------------------------------------------------------------------------------
 Cash and cash equivalents                                 $ 1,738,000         $ 2,310,000
 Securities available-for-sale, at fair value               18,405,000          22,502,000
 Investments in limited partnerships
   that invest in securities                                 2,314,000           1,660,000
 Loans receivable, net                                       7,081,000           4,636,000
 Accounts receivable                                         1,002,000             225,000
 Income tax refunds receivable                               1,954,000           1,954,000
   Less: allowance for doubtful receivable                  (1,954,000)         (1,954,000)
                                                     ----------------------------------------
 Income tax refunds receivable, net                              -                   -
 Accrued interest receivable                                   801,000             422,000
 Real estate acquired through foreclosure                      833,000               -
 Telephone systems, net                                        834,000           1,080,000
 Property and equipment, net                                   710,000              48,000
 Goodwill, net                                                 881,000             278,000
 Other assets                                                  271,000              51,000
                                                     ----------------------------------------
 TOTAL ASSETS                                              $34,870,000         $33,212,000
                                                     ----------------------------------------
                                                     ----------------------------------------

 LIABILITIES AND
 SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------

 LIABILITIES:

 Accounts payable                                          $   669,000         $    77,000
 Accrued expenses                                            1,915,000           1,029,000
 Mortgage payable                                              655,000               -
 Due to broker                                                   -               1,200,000
 Income taxes                                                5,366,000           5,085,000
 Minority interest in limited partnership                      297,000             354,000
                                                     ----------------------------------------
 TOTAL LIABILITIES                                           8,902,000           7,745,000
                                                     ----------------------------------------

 SHAREHOLDERS' EQUITY:

 Common stock, $1 par value: 30,000,000 shares
   authorized: 7,835,000 shares issued
   and outstanding in 1997 and 1996                          7,835,000           7,835,000
 Capital in excess of par value                             55,943,000          55,943,000
 Accumulated deficit                                       (37,823,000)        (39,194,000)
 Unrealized holding gains on securities
   available-for-sale, net of taxes                             13,000             883,000
                                                     ----------------------------------------
 TOTAL SHAREHOLDERS' EQUITY                                 25,968,000          25,467,000
                                                     ----------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $34,870,000         $33,212,000
                                                     ----------------------------------------
                                                     ----------------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31, 1997


REVENUES:                                                    1997           1996           1995
---------                                                    ----           ----           ----
Interest on loans                                    $  1,094,000   $  1,184,000   $    618,000
Loan fees                                                 639,000        751,000        320,000
Interest on securities available-
   for-sale and money market funds                        932,000      1,044,000        849,000
Unrealized gains on limited partner-
   ships that invest in securities                        529,000          -              -
Gain (loss) on sale of securities
   available-for-sale                                     332,000         (3,000)        15,000
Lawsuit settlement, net                                   950,000        813,000      1,209,000
Telephone system revenue                                1,444,000      1,528,000      1,522,000
Sales to auto dealers                                   2,711,000          -              -
Loss from equity investment                              (686,000)      (169,000)         -
Other income                                               51,000         86,000         63,000
                                                   -----------------------------------------------
Total Revenues                                          7,996,000      5,234,000      4,596,000
                                                   -----------------------------------------------
EXPENSES:
Telephone time charges                                    733,000        725,000        723,000
Cost of sales to auto dealers                           2,539,000          -              -
Other telephone system charges                            605,000        614,000        636,000
General and administrative                              1,790,000      1,424,000      1,460,000
                                                   -----------------------------------------------
Total Expenses                                          5,667,000      2,763,000      2,819,000
                                                   -----------------------------------------------
INCOME BEFORE INCOME
TAXES AND MINORITY INTEREST                             2,329,000      2,471,000      1,777,000

INCOME TAX PROVISION                                     (932,000)      (840,000)      (420,000)

MINORITY INTEREST IN INCOME
OF CONSOLIDATED PARTNERSHIP                               (26,000)       (60,000)       (49,000)
                                                   -----------------------------------------------

NET INCOME                                           $  1,371,000   $  1,571,000   $  1,308,000
                                                   -----------------------------------------------
                                                   -----------------------------------------------

Net Income Per Common Share:
  Basic                                                      $.17           $.20         $  .17
  Diluted                                                     .17            .20            .17
                                                   -----------------------------------------------
                                                   -----------------------------------------------

Weighted Average Shares Outstanding:
  Basic                                                 7,835,000      7,818,000      7,815,000
  Diluted                                               7,866,000      7,822,000      7,840,000
                                                   -----------------------------------------------
                                                   -----------------------------------------------

   See accompanying notes to consolidated financial statements

 WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                                                  UNREALIZED HOLDING
                                                                                                   GAINS (LOSSES)
                                                                  CAPITAL IN                        ON SECURITIES
                                                    COMMON         EXCESS OF       ACCUMULATED    AVAILABLE-FOR-SALE,
                                                      STOCK       PAR VALUE         DEFICIT          NET OF TAXES
                                              -----------------------------------------------------------------------
BALANCE, JANUARY 1, 1995                        $  7,815,000  $  55,946,000     $ (42,073,000)        $  (205,000)
Net income                                             -              -             1,308,000               -
Change in unrealized holding gains on
   securities available-for-sale, net of taxes         -              -                 -                 309,000
                                              -----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                         7,815,000     55,946,000       (40,765,000)            104,000

Net income                                             -              -             1,571,000               -
Change in unrealized holding gains
   on securities available-for-sale,
   net of taxes                                        -              -                 -                 779,000
Exercise of stock options                             20,000         (3,000)            -                   -
                                              -----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                         7,835,000     55,943,000       (39,194,000)            883,000

Net income                                             -              -             1,371,000               -
Change in unrealized holding gains
   on securities available-for-sale,
   net of taxes                                        -              -                 -                (870,000)
                                              -----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                      $  7,835,000  $  55,943,000     $ (37,823,000)        $    13,000
                                              -----------------------------------------------------------------------
                                              -----------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 1997


                                                             1997           1996           1995
                                                             ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $ 1,371,000    $ 1,571,000    $ 1,308,000
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
Provision for loan losses and doubtful receivables         92,000         50,000         30,000
Depreciation, amortization and accretion, net              33,000         40,000        264,000
(Gain) loss on sales of securities available
   for sale                                              (332,000)         3,000        (15,000)
Unrealized (gains) on limited partnerships that
   invest in securities                                  (529,000)         -              -
Loss from equity investment                               686,000        169,000          -
Change in assets and liabilities net of effects
   from purchase of Westland Associates:
Decrease (increase) in accounts receivable                159,000         46,000        (64,000)
(Increase) decrease in accrued interest receivable       (422,000)       100,000         89,000
Net change in income taxes                                835,000        840,000        456,000
(Increase) decrease in other assets                       (93,000)        (2,000)         2,000
Net change in accounts payable                           (197,000)      (104,000)       116,000
Net change in accrued expenses                            305,000        302,000     (3,640,000)
Net change in minority interest                           (57,000)      (111,000)       (30,000)
                                                     ---------------------------------------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                 1,851,000      2,904,000     (1,484,000)
                                                     ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of securities                               (31,791,000)   (43,321,000)   (15,999,000)
Proceeds from maturities of securities                      -          2,010,000      5,519,000
Proceeds from sales of securities                      34,759,000     41,659,000     14,456,000
Purchases of limited partnership interests               (125,000)    (1,660,000)         -
Loan originations and purchases                        (8,302,000)    (7,760,000)    (4,687,000)
Principal collected on loans receivable                 5,519,000      6,046,000      3,065,000
Net change in due to broker                            (1,200,000)     1,200,000          -
Proceeds from exercise of options                           -             17,000          -
Payment for purchase of Westland Associates            (1,269,000)         -              -
Purchase of equity investment                               -           (500,000)         -
Purchase of telephone systems and office
   equipment                                              (14,000)         -              -
                                                     ---------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING
   ACTIVITIES                                          (2,423,000)    (2,309,000)     2,354,000
                                                     ---------------------------------------------
NET CHANGE IN CASH AND CASH
EQUIVALENTS                                              (572,000)       595,000        870,000
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                            2,310,000      1,715,000        845,000
                                                     ---------------------------------------------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                             $ 1,738,000    $ 2,310,000    $ 1,715,000
                                                     ---------------------------------------------
                                                     ---------------------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1997
(See Independent Auditors' Report)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

The consolidated financial statements of Westminster Capital, Inc. (the "Corporation") include the accounts of the Corporation and its wholly owned subsidiaries, Westland Associates, Inc., Westminster Finance, Inc., FarWest Financial Insurance Agency, Silver Ridge Apartments, G.P., Inc. and Silver Ridge Apartments, L.P., Inc. Both Silver Ridge Apartments G.P., Inc. and Silver Ridge Apartments L.P., Inc. have been inactive since 1993 and FarWest Financial Insurance Agency has been inactive since 1991. The consolidated financial statements also include the accounts of Global Telecommunications, a limited partnership in which the Corporation has a 75% limited partnership interest.
All material intercompany accounts and transactions have been eliminated in consolidation. References to the Corporation may include one or more of its wholly owned subsidiaries.

On September 23, 1996, the Corporation acquired a 40% interest in Pink Dot, Inc. ("Pink Dot"), a home delivery shopping company. The Corporation accounts for this investment under the equity method of accounting. Under the equity method of accounting, income or loss is recognized in the Corporation's Statements of Operations based on its proportionate share of Pink Dot's income or loss. On February 26, 1998, the Corporation sold its 40% interest in Pink Dot (see Note
20).

On November 12, 1997, the Corporation acquired 100% of the common stock of Westland Associates, Inc. (Westland Associates), a corporation that provides group purchasing of goods and services for new car dealers in California, Arizona and Nevada. The acquisition has been accounted for using the purchase method of accounting.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. They are readily convertible to cash and are so near maturity that no significant risk of changes in value exists because of changes in interest rates.

SECURITIES AVAILABLE-FOR-SALE - The Corporation classifies its securities as held to maturity securities, trading securities and available-for-sale securities, as applicable. The Corporation did not hold any held to maturity securities or trading securities at December 31, 1997 or 1996.

Securities available-for-sale are carried at estimated fair value. The Corporation classifies investments as available-for-sale when it determines that such securities may be sold at a future date or if there are foreseeable circumstances under which the Corporation would sell such securities.

Changes in the estimated fair value of securities available-for-sale are included in shareholders' equity as unrealized holding gains or losses, net of the related tax effect. Declines in the fair value of individual securities available-for-sale below their cost that are other than temporary are written-down to their estimated fair value with the resulting write-down included in net income as realized losses. Realized gains or losses on available-for-sale securities are computed on a specific identification basis. Amortized premiums and accreted discounts are included in interest income using the interest method.

INVESTMENTS IN LIMITED PARTNERSHIPS THAT INVEST IN SECURITIES - The Corporation has invested in limited partnerships that invest in securities. Each of these partnerships seeks to achieve returns through investments in equity and debt securities following identified strategies. Gains or losses on these investments are recorded based upon the equity method of accounting.

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

LOANS RECEIVABLE - Loans receivable are carried at the amount funded, less principal payments received, adjusted for net deferred loan fees and allowances for loan losses. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is generally measured based upon the estimated fair value of the collateral. Allowances for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The accompanying financial statements require the use of management estimates to calculate allowances for loan losses. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon identified losses on impaired loans; previous loan loss experience; current economic conditions; the value of the collateral; and other relevant factors. Management believes the level of the allowances at December 31, 1997 are adequate to absorb losses inherent in the loan portfolio.

REAL ESTATE ACQUIRED THROUGH FORECLOSURE - Real estate acquired through foreclosure is recorded at estimated fair value at the time of the foreclosure. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such property are included in current operations.

LONG-LIVED ASSETS - The Corporation evaluates the recoverability of the carrying value of property and equipment and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF. The Corporation considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Corporation evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of future cash flows are less than the assets'carrying value. No such impairment losses have been recognized to date.

TELEPHONE SYSTEMS - Telephone systems are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which is seven years. Telephone system revenue is recognized on the accrual basis for charges incurred on a monthly basis.

PROPERTY AND EQUIPMENT - In connection with the Corporation's purchase of Westland Associates on November 12, 1997, the historical cost basis of Westland Associates' land and building were adjusted to their estimated fair value through a purchase accounting adjustment. The adjustment that was recorded resulted in an increase in the carrying value of the land and building of approximately $482,000, which was based upon an escrow and subsequent sale of the land and building on March 11, 1998.

All other components of property and equipment are stated at cost, less accumulated depreciation. Provisions for depreciation are made using straight-line and accelerated methods over the estimated useful lives of the assets.

GOODWILL - Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with investments using the purchase and equity methods of accounting. Goodwill is amortized on a straight-line basis over a ten year period and is evaluated periodically for other than temporary impairment. During this evaluation, management takes into consideration the value of the recorded goodwill and any event or circumstances that might have diminished fair value. Should such an assessment indicate permanent impairment, the net book value would be adjusted accordingly. In connection with the Corporation's acquisition of Westland Associates on November 12, 1997, goodwill of $887,000 was recorded - see Note 6. Accumulated amortization of goodwill was $44,000 and $7,000 at December 31, 1997 and 1996, respectively. See Note 9 regarding the write-off of goodwill related to Pink Dot in 1997.

LOAN FEES - Loan fees are deferred net of direct incremental loan origination costs. Net deferred fees are accreted into income using the interest method or straight line method if not materially different. Loan fees due at the maturity of a loan are also deferred and accreted to income, unless collectibility is in doubt, in which case they are then recognized on the cash basis.

REVENUE RECOGNITION (WESTLAND ASSOCIATES) - Westland Associates, the Corporation's wholly-owned subsidiary, recognizes revenue when its vendors drop-ship products directly to its dealers.

INCOME TAXES - The Corporation joins with its subsidiaries in filing consolidated federal income and state franchise tax returns. In the tax returns, taxable income or loss is consolidated with the taxable income or loss of the subsidiaries.

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

STOCK OPTION PLAN - Prior to January 1, 1996, the Corporation accounted for its stock option plan in accordance with the provision of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, which encourages but does not require entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures for employee stock option grants issued in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS No. 123.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain reclassifications were made to prior year consolidated financial statements to conform to current year presentation.

2.   YEAR 2000

Management does not anticipate any significant costs associated with Year 2000 software requirements.

3.   SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale at December 31, 1997 and 1996 are as follows (in thousands):


                                                                GROSS          GROSS




                                                             Unrealized      Unrealized     Estimated
                                      Amortized Cost            Gains          Losses      Fair Value
                                     ------------------------------------------------------------------
1997:
U.S. Treasury and Agency
  Securities                             $  17,387             $    20          $  --      $  17,407
Equity and Debt Securities                     991                  52            (45)           998
    Total                                $  18,378             $    72          $ (45)     $  18,405

1996:
U.S. Treasury and Agency
  Securities                             $  16,723             $    35          $  --      $  16,758
Equity and Debt Securities                   4,307               1,437             --          5,744
    Total                                $  21,030             $ 1,472          $  --      $  22,502

Unrealized holding gains on securities available-for-sale of $13,000 at December 31, 1997 and $883,000 at December 31, 1996 are net of taxes of $14,000 and $589,000, respectively.

Maturities of U.S. Treasury and Agency Securities were as follows at December 31, 1997 (in thousands):

                                           Amortized           Fair
                                             Cost              Value
                                       ---------------   ---------------
Due within one year                        $ 8,884           $ 8,885

Due after one year through
  five years                                 8,503             8,522

                                       ---------------   ---------------
                                          $ 17,387          $ 17,407
                                       ---------------   ---------------
                                       ---------------   ---------------

Gross unrealized gains include the value ascribed to warrants which have a readily determinable value, whether detached or attached to securities.
Gross gains and (losses) of $432,000 and ($100,000) were realized on sales in 1997, $221,000 and ($224,000) in 1996, and $16,000 and ($1,000) in 1995,
respectively. During 1997, the market value of one non-tradeable security declined below its cost to a level that was considered to be other than temporary. A resulting write-down of $100,000 was recorded by the Corporation, which is included in the caption "gain (loss) on sale of securities available-for-sale" on the Consolidated Statement of Operations for the year ended December 31, 1997. During the year ended December 31, 1996, the Corporation recorded a permanent impairment write-down of $150,000 on an equity security. The Corporation determines the cost of securities sold using the specific identification method in computing realized gains or losses.

4.  INVESTMENTS IN LIMITED PARTNERSHIPS THAT INVEST IN SECURITIES

The Corporation has invested in limited partnerships that invest in securities. Gains or losses on these investments are recorded based upon the equity method of accounting which approximates fair value. During the year ended December 31, 1997, the Corporation recorded unrealized gains of $529,000 in connection with these investments in the Consolidated Statements of Operations. No such gains were recorded during the years ended December 31, 1996 and 1995.

5.  LOANS RECEIVABLE

The composition of the Corporation's loans receivable at December 31, 1997 and 1996 is as follows (in thousands):

                                                       1997        1996
                                                       ----        ----
          Loans secured by automobile
            leases, net of discount                  $   132     $   742
          Loans, net of loan fees, secured
            by trust deeds or mortgages                1,543       1,892
          Loans secured by other collateral            5,306       2,002
          Unsecured loans                                100         -
                                                 --------------------------
          Total                                      $ 7,081     $ 4,636
                                                 --------------------------
                                                 --------------------------

The loans secured by automobile leases represent a portfolio of loans purchased by the Corporation in 1995. The purchase price was $3,551,000 net of discount of $742,000. The remaining average maturity of the portfolio was approximately four months at December 31, 1997. At December 31, 1997 all loans secured by automobile leases were performing in accordance with their contractual terms.

The loans secured by trust deeds or mortgages as of December 31, 1997, include notes of $1,050,000 and $520,000 that originated in 1996 and that were originally due in 1998, but that were in default as of December 31, 1997.

The loans secured by other collateral as of December 31, 1997, include a $2,500,000 note and a $415,000 note representing advances made to Pink Dot, Inc. (Pink Dot), a home delivery shopping company, in which the Corporation had a 40% equity investment at December 31, 1997. The $2,500,000 note bears interest at the lesser of the prime rate or 10% and is due in December 2001. The $415,000 note bears interest at the rate of 8% and is due in July 1999. Each of these notes is subject to accelerated payment terms upon the occurrence of certain events. Due to the fact that the Corporation's share of Pink Dot's loss for 1997 exceeded the Corporation's investment account and goodwill related to Pink Dot, the carrying amount of these loans was reduced by $391,000. Both of these notes were replaced by new notes on February 26, 1998 (see Note 20).

Additional loans secured by other collateral as of December 31, 1997, include a $1,900,000 note, a portion of which is secured by real estate, which bears interest at the rate of 15% per annum that is due in July 1999 and a note with a remaining principal balance of $132,000 as of December 31, 1997 that was paid off in January 1998. In addition, there is a $450,000 note that is part of a $2,000,000 loan commitment, a portion of which is convertible into 55% of the debtor's common stock, and a $300,000 note that is part of an $800,000 loan commitment that is convertible into 50% of the debtor's common stock.

The unsecured note of $100,000 that was outstanding as of December 31, 1997 was in default as to the payment of interest as of that date. The principal balance and accrued interest was subsequently paid in February 1998.

A loan is impaired when it is probable that the Corporation will be unable to collect all principal and accrued interest due according to the contractual terms of the loan agreement. The average balance of impaired loans and interest income recognized on impaired loans were $1,670,000 and $213,000, respectively for the year ended December 31, 1997. The components of impaired loans and accrued interest at December 31, 1997 and 1996 are as follows (in thousands):


                                                       1997           1996
                                                   ------------   -------------
          Impaired loans and
            accrued interest                          $1,744           $  -
          Less: valuation allowances                     (31)             -

                                                   ------------   -------------
          Net carrying value of
            impaired loans and
            accrued interest                          $1,713           $  -
                                                   ------------   -------------

Activity in the valuation allowance for all loans and accrued interest for the years ended December 31, 1997 and 1996 is summarized as follows (in thousands):

                                                       1997           1996
                                                   ------------   -------------
          Balance at January 1                          $  -           $  -
          Additions                                       31              -
          Direct write-downs                               -              -

          Balance at December 31                       $  31           $  -

6.   PURCHASE ACCOUNTING ADJUSTMENTS

As discussed in Note 1, the Corporation purchased 100% of the common stock of Westland Associates on November 12, 1997. The acquisition was accounted for under the purchase method of accounting. The following table summarizes the fair value of assets and liabilities of Westland Associates as of the date of the acquisition and the computation of the excess of the purchase price over the fair value of the net assets acquired (in thousands):

                                                    Fair Value of
                                                   Assets Acquired
                                                   and Liabilities
                                                       Assumed
                                                 -----------------
Accounts receivable, net                              $  936




Property and equipment, net                              663
Other assets                                             173

                                                 -----------------
Total assets                                           1,772
                                                 -----------------

Accounts payable                                         789
Accrued expenses and other liabilities                   581
Deferred income taxes                                     20

                                                 -----------------
Total liabilities                                      1,390
                                                 -----------------

Fair value of net assets acquired                        382

Purchase price                                         1,269

                                                 -----------------
Excess of purchase price over the fair value
   of net assets acquired                             $  887
                                                 -----------------
                                                 -----------------

The excess of the purchase price over the fair value of the net, assets acquired, goodwill, is being amortized using the straight-line method over 10 years.

In connection with the Corporation's purchase of Westland Associates, employment agreements were executed with Westland Associates' president and another key employee. The agreements run for terms of 24 months and 12 months, respectively, and call for compensation levels equal to the levels that were paid to each of them prior to the acquisition of Westland Associates by the Corporation.

7.  TELEPHONE SYSTEMS, NET

The following is a summary of telephone systems, net, at December 31, 1997 and 1996 (in thousands):

                                                       1997           1996
                                                       ----           ----
          Telephone systems                          $ 1,740        $ 1,740
            Less accumulated depreciation               (906)          (660)
                                                 ---------------------------
          Telephone systems, net                     $   834        $ 1,080
                                                 ---------------------------
                                                 ---------------------------

Depreciation expense of telephone systems was approximately $246,000, $253,000 and $246,000 for the years ended December 31, 1997, 1996 and 1995, respectively. During 1997, the telephone company received notice of cancellation at one of the military bases at which it operates a telephone system. While the telephone company continues to provide service at that military base until a successor telephone company begins operations, the telephone company is currently in negotiations with the military for compensation for discontinuation of its business or transfer of its assets.

8.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                           December 31,
                                                  -------------------------
                                                        1997          1996
     Building                                           $395          $  -
     Land                                                255             -
     Furniture and equipment                              71             43
     Automobiles                                          28             29
                                                  -------------------------
                                                         749             72

     Less: Accumulated depreciation                      (39)           (24)
                                                  -------------------------

                                                        $710            $48
                                                  -------------------------
                                                  -------------------------

In connection with the Corporation's acquisition of 100% of the common stock of Westland Associates on November 12, 1997, the Corporation acquired the following property and equipment, which was recorded at estimated fair value (in thousands):

     Building                       $ 395
     Land                             255
     Furniture and equipment           13
                                    -----
          Total                     $ 663
                                    -----
                                    -----

Depreciation expense related to property and equipment was approximately $15,000, $12,000, and $13,000 for the years ended December 31, 1997, 1996 and
1995, respectively. For the year ended December 31, 1997, depreciation expense related to Westland Associates' property and equipment was recorded from the date of the acquisition through December 31, 1997.

9.  EQUITY INVESTMENT

On September 23, 1996, the Corporation acquired a 40% interest in Pink Dot, Inc. ("Pink Dot"), a home delivery shopping Corporation for $500,000. The excess of the cost of the investment over 40% of equity at the date of investment was recorded as goodwill and was being amortized over a ten year period. The Corporation recorded a loss of $686,000 in 1997 in connection with its 40% equity investment in Pink Dot. As a result, the investment account and goodwill related to Pink Dot were reduced to zero by adjustments of $46,000 and $249,000, respectively. As this loss exceeded the carrying amount of the Corporation's investment account and goodwill related to Pink Dot, the carrying amount of the loans receivable from Pink Dot was reduced by $391,000. See Note 20 in regard to the Corporation's sale of its 40% interest in Pink Dot in February 1998.

The summarized assets and liabilities of Pink Dot on December 31, 1997 and December 31, 1996 were as follows (in thousands):

                                           December 31, 1997   December 31, 1996
                                              (unaudited)        (unaudited)

                                         ------------------  -------------------
          Total assets                           $ 3,056             $ 2,300
                                         ------------------  -------------------
                                         ------------------  -------------------

                                         ------------------  -------------------
          Total liabilities                      $ 4,520             $ 1,985
                                         ------------------  -------------------
                                         ------------------  -------------------
          Total liabilities and
          shareholders' equity                   $ 3,056             $ 2,300
                                         ------------------  -------------------
                                         ------------------  -------------------

Included in liabilities at December 31, 1997 are $2,500,000 and $415,000 notes payable to the Corporation.

For the year ended December 31, 1997, Pink Dot had revenues of $9,493,000 and costs and expenses of $11,217,000, resulting in a pre-tax loss of $1,724,000.

10.   REAL ESTATE ACQUIRED THROUGH FORECLOSURE

In December 1997, the Corporation acquired a single-family residence located in Newport Beach, California in connection with a foreclosure on a defaulted loan that was secured by a second trust deed on the property. The principal and accrued interest owing to the Corporation at the time of the foreclosure, net of reserves, was $178,000. The property was acquired subject to a first mortgage in the amount of $655,000, which the Corporation paid off in January 1998. It is the Corporation's intention to sell the property during 1998.

11. INCOME TAXES

The Corporation made no income tax payments during 1997, 1996 or 1995, except for the minimum state franchise tax.

The provision for income taxes for the years ended December 31, 1997, 1996, and 1995 includes the following ( in thousands):

                                                1997       1996        1995
                                                ----       ----        ----
      Current tax provision                   $  -       $  -        $  -

      Deferred tax provision
        Federal                                  716        610         255
        State                                    216        230         165
                                           ----------------------------------
      Total provision for income taxes        $  932     $  840      $  420
                                           ----------------------------------
                                           ----------------------------------

The Corporation's deferred tax receivables resulting from the utilization of net operating loss carryforwards are offset in future years by deferred tax payables. The Corporation's tax net operating loss carryforwards at December 31, 1997 of approximately $8,600,000 and $2,000,000 for federal and state purposes, respectively, expire at various dates through 2012 for federal income tax purposes and through 2002 for state income tax purposes.

The income tax provision reflects effective rates of 40%, 34%, and 24% for the years ended December 31, 1997, 1996, and 1995 on income before income taxes, respectively. The income tax provision differed from the amounts computed by applying the statutory federal income tax rate of 34% to the income before income taxes for the following reasons (in thousands):

                                                      1997      1996     1995
--------------------------------------------------------------------------------
 Tax expense at statutory Federal income tax rate    $  792    $  840   $  588
 California franchise tax, net of Federal benefit       126       144      109
 State and municipal securities interest                  -      (148)    (289)
 Minority interest                                      (10)      (24)     (17)
 Other, net                                              24        28       29
--------------------------------------------------------------------------------
                                                     $  932    $  840   $  420
--------------------------------------------------------------------------------

At December 31, 1997 and 1996 the Corporation had cumulative deferred taxes payable of $5,366,000 and $5,085,000, respectively. The Corporation had no current taxes payable at December 31, 1997 and 1996. Tabulated below are the significant components of the net deferred tax liability at December 31, 1997 and 1996 (in thousands):


                                                             1997        1996
                                                        ------------------------
Components of the deferred tax asset:
  Net operating loss carryforward                         $  3,124    $  3,793
  State taxes                                                  595         516
  Loan fee income                                               39          28
  Equity in Pink Dot                                           416         109
  Other                                                        212          69
                                                        ------------------------

  Deferred tax asset                                         4,386       4,515
                                                        ------------------------

Components of the deferred tax liability:
  Legal settlements                                         (9,307)     (9,011)
  Unrealized gains on limited partnerships
   that invest in securities                                  (227)         -
  Unrealized holding gains on
   securities available-for-sale                               (14)       (589)
  Purchase adjustment-Westland Associates                     (204)         -
                                                        ------------------------


Deferred tax liability                                      (9,752)     (9,600)

                                                        ------------------------
Net deferred tax liability                                $ (5,366)   $ (5,085)
                                                        ------------------------
                                                        ------------------------

Net state deferred tax liability                          $ (1,707)   $ (1,639)
Net federal deferred tax liability                          (3,659)     (3,446)
                                                        ------------------------
                                                         $  (5,366)   $ (5,085)
                                                        ------------------------
                                                        ------------------------

In evaluating the realizability of its deferred tax assets, management has considered the turnaround of deferred tax liabilities during the periods in which those temporary differences become deductible. Additionally, the Corporation has not considered income from future operations in evaluating realizability of its deferred tax assets.

Subsequent to December 31, 1997, the Franchise Tax Board of the State of California ("FTB") submitted a settlement agreement to the Corporation proposing a settlement of the Corporation's claims for refund in the amounts of $2,959,619 for the income year ended December 31, 1987 and $412,119 for the income year ended December 31, 1988, and on February 23, 1998, the Corporation signed the settlement agreement, indicating its willingness to accept the proposed settlement.

Under procedures of the FTB for settlement of refund claims, the settlement is not binding on the state until the office of the Attorney General of the State of California and the executive board of the FTB each makes an independent review of the claim for refund and the bases for the proposed settlement and accepts the proposed settlement agreement. While the Corporation has signed the proposed settlement agreement, no assurance can be given that the settlement will be accepted by the office of the Attorney General or the executive board of the FTB.

Under the terms of the proposed settlement agreement, the State of California would refund 50% of the amounts claimed for refund by the Corporation plus interest on those amounts from the date the taxes were originally paid. The settlement agreement calculates the amount of taxes and interest through June 30, 1997 to be refunded as $4,051,407. If the settlement is approved, additional interest will be due calculated from July 1, 1997 to the date the settlement is accepted by the Attorney General and the executive board of the FTC, computed at the rate of 9% compounded daily.

In 1992, the Corporation established a valuation allowance of 50% of the refund claims plus accrued interest, adjusting the carrying value of the claims to $1,954,000 at December 31, 1992 to reflect the uncertainties attributable to the FTB's objections to the refund claims. In the fourth quarter of 1994, the Corporation received preliminary audit results from the FTB which proposed to deny the refund claims. Due to uncertainties and the length of time the Corporation recognized it would take to resolve the matter, the Corporation established an additional provision for unresolved tax issues of $1,954,000 during 1994, effectively fully reserving the refund claims.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

The tax effect of unrealized (losses) gains on securities available-for-sale for the years ended December 31, 1997, 1996 and 1995 was ($575,000), $519,000, and
$207,000, respectively.

In connection with the Corporation's purchase of 100% of the common stock of Westland Associates on November 12, 1997 for a purchase price of $1,269,000, liabilities were assumed as follows:

     Fair value of assets acquired and goodwill        $2,659,000
     Cash paid for the common stock                    (1,269,000)
                                                       ----------
     Liabilities assumed                               $1,390,000
                                                       ----------
                                                       ----------

In connection with a loan foreclosure on December 15, 1997, the Corporation acquired real estate, net of a first mortgage payable, in the amount of $178,000. Including the mortgage payable of $655,000, the real estate was recorded at a carrying value of $833,000.

See Note 1 for the Corporation's accounting policy in regards to cash and cash equivalents.

13. LAWSUIT SETTLEMENT

During 1997, the Corporation received $950,000 in net proceeds from the settlement of claims asserted on behalf of the Corporation against Drexel Burnham Lambert, Inc. and Michael Milken and other related parties. In 1996 and 1995, the Corporation received $813,000 and $1,209,000, respectively in net proceeds from the same settlement.

14. NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. As a result of the income per share methods required to be disclosed by the Corporation under SFAS No. 128, the Statement also requires disclosure of a reconciliation from Basic Net Income Per Common Share to Diluted Net Income Per Common Share for the years ended December, 31 1997, 1996 and 1995 as follows:


                                                                                   WEIGHTED
                                                                    NET            AVERAGE         NET INCOME
                                                                   INCOME           SHARES         PER SHARE
                                                                 ----------    ----------------  --------------
DECEMBER 31, 1997

BASIC NET INCOME PER COMMON SHARE



Income available to common stockholders                          $1,371,000      7,835,000          $0.17

Dilutive effect of common equivalents shares of
  stock options                                                                     31,000

DILUTED NET INCOME PER COMMON SHARE
Income available to common stockholders                          $1,371,000      7,866,000          $0.17

DECEMBER 31, 1996

BASIC NET INCOME PER COMMON SHARE
Income available to common stockholders                          $1,571,000      7,818,000          $0.20

Dilutive effect of common equivalents shares of
  stock options                                                                      4,000

DILUTED NET INCOME PER COMMON SHARE
Income available to common stockholders                          $1,571,000      7,822,000          $0.20

DECEMBER 31, 1995

BASIC NET INCOME PER COMMON SHARE
Income available to common stockholders                          $1,308,000      7,815,000          $0.17

Dilutive effect of common equivalents shares of
  stock options                                                                     25,000

DILUTED NET INCOME PER COMMON SHARE
Income available to common stockholders                          $1,308,000      7,840,000          $0.17

15. STOCK OPTION PLAN

During 1997, the Corporation's Board of Directors adopted the 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan is subject to shareholder approval at the 1998 annual meeting of shareholders and replaces the 1986 Incentive Stock Option Plan and the 1986 Non-statutory Stock Option Plan (collectively "1986 Plan"), both of which expired in 1996. An aggregate of one million shares of the Corporation's common stock may be issued under the 1997 Plan.

During 1997, the Executive Vice President and Chief Financial Officer was granted an option to purchase up to 100,000 shares of common stock under the 1997 Plan at a price of $2.37 per share. The option is exercisable in five equal annual installments commencing in February 1998. The option expires in 2002.

During 1995, the Chairman of the Board and Chief Executive Officer was granted an option to purchase up to 250,000 shares of common stock under the 1986 Plan at $1.99 per share, which is equal to 110% of the market price on the date of grant as specified in that plan. The option is exercisable in four equal annual installments commencing with the first anniversary of the grant date. The option expires five years from the date of grant. At December 31, 1997, the option was exercisable as to 125,000 shares.

During 1995, five outside Directors of the Corporation were granted options to purchase up to 10,000 shares each under the 1986 Plan at $1.8125 per share, which is equal to the market price on the date of grant as specified in that plan. The options are exercisable in four equal annual installments commencing with the first anniversary of the grant date. The options expire five years from the date of grant. During 1997, 10,000 of these options were cancelled. At December 31, 1997, these options were exercisable as to an aggregate of 20,000 shares.

The per share weighted-average fair value of stock options granted during 1997 and 1995 was $1.17 and $0.85, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 6.25%, expected volatility of 47%, and an expected life of 5 years.

The Corporation applies APB Opinion No. 25 in accounting for stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Corporation determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Corporation's net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                        1997        1996         1995
                                                        ----        ----         ----
   Net income                 As reported             $1,371      $1,571       $1,308
                              Pro forma                1,323       1,548        1,285

   Net income per share
     (diluted)                As reported               $.17        $.20         $.17
                              Pro forma                  .17         .20          .17

Stock option activity during the periods indicated is as follows:

                                                                              Weighted Average
                                               Number of         Option         Option Price
                                                 Shares          Price           Per Share
                                             --------------  --------------  ----------------
   Balance at December 31, 1995                 350,000       $.88 - 1.99          $1.81
   Granted                                          --                --             --
   Exercised                                    (20,000)              .88            .88
   Cancelled                                    (30,000)              .88            .88




   Expired                                          --                --             --
                                             --------------  --------------  ----------------

   Balance at December 31, 1996                 300,000       1.81 - 1.99           1.96
   Granted                                      100,000              2.37           2.37
   Exercised                                        --                --             --
   Cancelled                                    (10,000)             1.81           1.81
   Expired                                          --                --             --
                                             --------------  --------------  ----------------

   Balance at December 31, 1997                 390,000     $ 1.81 - 2.37        $  2.07
                                             --------------  --------------  ----------------
                                             --------------  --------------  ----------------

At December 31, 1997, the weighted-average remaining contractual life of outstanding options was 2.87 years.

At December 31, 1997 and 1996, the number of options exercisable was 145,000 and 75,000 respectively, and the weighted-average exercise price of those options was $1.96.

16. COMMITMENTS AND CONTINGENCIES

The Corporation had outstanding loan commitments at December 31, 1997 totaling $2.6 million. At December 31, 1996, outstanding loan commitments were $1 million.

The Corporation has filed an action to foreclose a mortgage held by the Corporation as security for a $1,050,000 loan that is in default. The mortgage is on real property, title to which is held in the name of a trust of which the borrower is trustee. Certain beneficiaries of the trust have filed a Motion to Intervene in the foreclosure action and have filed a separate lawsuit seeking to prevent the foreclosure, alleging that the trustee did not have authority to enter into the trust and that the Corporation acted improperly in lending money to the borrower, individually, and accepting as security real property owned by the trust. The Corporation believes, based on the trust documents, that the trustee had absolute authority to grant the mortgage and the Corporation obtained title insurance for the mortgage. The Corporation intends to pursue vigorously its right to foreclose the mortgage. The title insurer is defending on the issue of the authority of the trustee to enter into the trust.

The Corporation is a defendant in various other lawsuits arising from the normal course of business. Management believes, based upon the opinion of legal counsel, that the ultimate resolution of the pending litigation will not have a material effect upon the financial condition or results of operations of the Corporation.

17. LEASE COMMITMENTS

Aggregate minimum lease commitments under long-term operating leases as of December 31, 1997 are as follows (table in thousands):

               1998                                 $97
               1999                                  91




               2000                                  75
               2001                                  75
           2002 and thereafter                       62
                                             ----------

                                                   $400
                                             ----------
                                             ----------

Minimum lease payments for the Corporation's corporate offices are under a non-cancelable operating lease which expires in October 2002 and which provides for a stated nominal rent increase in the thirty-first month of the lease. The Corporation recorded $78,548, $62,365, and $67,784 in rent expense for the years ended December 31, 1997, 1996, and 1995, respectively.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SECURITIES AVAILABLE-FOR-SALE
Fair value has been determined based on quoted market prices, when available. If a quoted market price is not available, recent market trading prices or the value at which interests may currently be redeemed are used to estimate fair value.

INVESTMENTS IN LIMITED PARTNERSHIPS THAT INVEST IN SECURITIES
The fair value of investments in limited partnerships that invest in securities is estimated based upon the underlying value of the securities which the limited partnerships invest in.

LOANS RECEIVABLE, NET
Loans held by the Corporation are performing in accordance with their contractual terms, with the exception of two loans secured by real estate in the amounts of $1,050,000 and $520,000, which were in default as of December 31, 1997 and an unsecured loan in the amount of $100,000 that was also in default as of December 31, 1997 (but which was repaid in full in February 1998). Based on the type of loans, interest rate characteristics, credit risk, collateral, subsequent payments received, and maturity, the carrying value of the loans has been determined to be a reasonable estimate of fair value.

MORTGAGE PAYABLE
The carrying amount approximates fair value because of the short life of this instrument.

19. NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), REPORTING COMPREHENSIVE INCOME. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". The Corporation will adopt the reporting requirements of SFAS No. 130 during 1998 and the impact on the Corporation of the adoption of this new accounting standard is considered immaterial to the Corporation's financial statements.

Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 is also effective for fiscal years beginning after December 15, 1997. This Statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Corporation will adopt the reporting requirements of SFAS No. 131 in 1998 and the impact of the adoption of this new accounting standard is the potential redefinition of the Corporation's segments.

20. SUBSEQUENT EVENTS

On February 26, 1998, the Corporation sold the 40% of the issued and outstanding stock of Pink Dot owned by the Corporation to the majority owner of Pink Dot
("the buyer") for a purchase price of $6,000,000.   The purchase price is
evidenced by the buyer's promissory note ("Purchase Note") in the principal amount of $6,000,000 due and payable on May 27, 1998 together with interest at the rate of 9% per annum accruing from March 28, 1998 to the due date. The Purchase Note is secured by a pledge by the buyer of 100% of the issued and outstanding common stock of Pink Dot.

In connection with the sale of the Corporation's Pink Dot stock, two outstanding promissory notes payable to the Corporation by Pink Dot were replaced by two new promissory notes ("Replacement Notes"). One promissory note in the original principal amount of $2,500,000 together with accrued but unpaid interest through February 26, 1998 in the amount of $302,640, was replaced by a Replacement Note in the principal amount $2,802,640. The second promissory note in the nominal original principal amount of $1,000,000, of which $415,000 had been advanced through February 26, 1998, together with accrued and unpaid interest in the amount of $21,193, was replaced with a Replacement Note in the principal amount of $436,193. The Replacement Note in the principal amount of $2,802,640 bears interest at the "Prime Rate" of Bank of America, not to exceed 10% per annum, and the Replacement Note in the principal amount $436,193 bears interest at the rate of 8% per annum. Both Replacement Notes provide for payment of interest monthly commencing March 28, 1998 and provide for payment of the entire principal balances on March 26, 2000. Both Replacement Notes are secured by all tangible and intangible assets of Pink Dot.

On March 11, 1998, the Corporation's wholly-owned subsidiary, Westland Associates, sold its land and building for a purchase price of $650,000. No gain or loss will be recognized on the sale of these assets in 1998 as the land and building were recorded at their estimated fair values at the date of the Corporation's purchase of Westland Associates, which was November 12, 1997, through the purchase accounting adjustments that are described in Note 6.

21. QUARTERLY SUMMARY OF OPERATIONS (UNAUDITED)

The following quarterly summary of operations is unaudited. In the opinion of the Corporation's management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the interim periods presented, have been included (in thousands, except per share data):

                                    1st            2nd            3rd            4th
                                    Qtr.           Qtr.           Qtr.           Qtr.          Total
                                 --------       --------       --------        --------       -------
Year Ended 12/31/97
-------------------
Total revenues                    $1,681         $  831         $1,112         $4,372         $7,996
Total expenses                       726            694            678          3,569          5,667
Income before income taxes
  and minority interest              955            137            434            803          2,329
Net income                           555             78            244            494          1,371
Diluted earnings per share          0.07           0.01           0.03           0.06           0.17


Year Ended 12/31/96
-------------------
Total revenues                    $1,711         $1,256           $978         $1,289         $5,234
Total expenses                       714            671            606            772          2,763
Income before income taxes
  and minority interest              997            585            372            517          2,471
Net income                           639            394            214            324          1,571
Diluted earnings per share          0.08           0.05           0.03           0.04           0.20

The increase in revenues and expenses in the fourth quarter of 1997 were the result of the Corporation's acquisition of Westland Associates on November 12, 1997. From the date of the acquisition to December 31, 1997, Westland Associates generated revenues of $2,711,000 and incurred costs and expenses of $2,765,000.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation reported changes in its independent auditors in Form 8-K's that were filed on May 5, 1997 and August 19, 1997.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          CORPORATION

Incorporated by reference to the Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Incorporated by reference to the Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.


                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)(1) The following financial statements are included in Item 8:

     Consolidated Statements of Financial
       Condition as of December 31, 1997 and 1996
     Consolidated Statements of Operations
       for the Three Years Ended December 31, 1997
     Consolidated Statements of Shareholders'
       Equity for the Three Years Ended December 31, 1997
     Consolidated Statements of Cash Flows
       for the Three Years Ended December 31, 1997
     Notes to Consolidated Financial Statements for the Three Years Ended December 31, 1997

(a)(2) Financial Statement Schedules

           All schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes.

(b)  Reports of Form 8-K

           No reports were filed on Form 8-K during the fourth quarter of 1997.

(c)  Exhibits

           See "Index to Exhibits."

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WESTMINSTER CAPITAL, INC.


March 27, 1998                     By:  /s/ William Belzberg
                                       ---------------------
                                       William Belzberg,
                                       Chairman of the Board
                                       Chief Executive Officer


                                   By:  /s/ Keenan Behrle
                                       ---------------------
                                       Keenan Behrle,
                                       Executive Vice President,
                                       Chief Financial Officer, and
                                       Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                    CAPACITY                                  DATE


/s/William Belzberg           Chairman of the Board              March 27, 1998
----------------------        of Directors and
William Belzberg              Chief Executive Officer


/s/Keenan Behrle              Director                           March 27, 1998
----------------------
Keenan Behrle


/s/Hyman Belzberg             Director                           March 27, 1998
----------------------
Hyman Belzberg


/s/Samuel Belzberg            Director                           March 27, 1998
----------------------
Samuel Belzberg


/s/Gerald E. Finnell          Director                           March 27, 1998
----------------------
Gerald E. Finnell


/s/Barbara C. George          Director                           March 27, 1998
----------------------
Barbara C. George


/s/Monty Hall                 Director                           March 27, 1998
----------------------
Monty Hall


/s/Lester Ziffren             Director                           March 27, 1998
----------------------
Lester Ziffren

                                  INDEX OF EXHIBITS

EXHIBIT
NO.                 SEQUENTIALLY NUMBERED DESCRIPTION


2.1 Option and Stock Purchase Agreement dated November 10, 1997 between the Corporation and William Toro (filed as Exhibit 2.1 to the Registrant's Report on Form 8-K dated March 5, 1998 and incorporated herein by this reference).

2.2 Amendment to Option and Stock Purchase Agreement dated December 16, 1997 between the Corporation and William Toro (filed as Exhibit 2.2 to the Registrant's Report on Form 8-K dated March 5, 1998 and incorporated herein by this reference).

2.3 Secured Promissory Note in the amount of $6,000,000 dated February 26, 1998 between the Corporation and William Toro (filed as Exhibit 2.3 to the Registrant's Report on Form 8-K dated March 5, 1998 and incorporated herein by this reference).

2.4 Stock Purchase Agreement dated as of September 30, 1997 between the Corporation and the shareholders of Westland Associates, Inc., a California corporation.

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

10.1 Sales Agreement between The Sumitomo Bank of California and Purchasers dated August 17, 1995 (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by this reference).

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

10.4 Restated and Amended Limited Partnership Agreement for Global Telecommunications Systems, Ltd. dated December 31, 1993 (filed as
      Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by this reference).

10.5 Loan and Stock Purchase Agreement dated November 20, 1995 between the Corporation and Pink Dot, Inc., a California Corporation ("Pink Dot") (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference).

10.6 Amendment to Loan and Stock Purchase Agreement dated September 20, 1996 between the Corporation and Pink Dot (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference).

10.7 Convertible Secured Note Purchase Agreement dated November 20, 1997 between the Corporation and Physician Advantage LLC, Michael H. Burnam and Sheldon A.E. Rosenthal.

10.8 Loan Agreement dated September 23, 1997 between the Corporation and Touch Controls, Inc., a California Corporation.

10.9 Secured Convertible Promissory Note dated September 23, 1997 between the Corporation and Touch Controls, Inc., a California Corporation.

10.10 1997 Stock Incentive Plan.

16.1 Letter from KPMG as of May 9, 1997 (filed as an Exhibit to the Registrant's Report on Form 8-K dated May 5, 1997 and incorporated herein by this reference).

21    Subsidiaries of Registrant.

23.1  Independent Auditors' Consent - Deloitte & Touche LLP

23.2  Independent Auditors' Consent - KPMG Peat Marwick LLP

27.1  Financial Data Schedule for the year ended December 31, 1997.

27.2 Financial Data Schedule for the fiscal years ended December 31, 1996 and 1995, the three months ended March 31, 1996, the six months ended June 30, 1996 and the nine months ended September 30, 1996.

27.3 Financial Date Schedule for the three months ended March 31, 1997, the six months ended June 30, 1997 and the nine months ended September 30, 1997.