Form 10-Q
period 1998-03-31
WESTMINSTER CAPITAL INC
filed 1998-05-15
CIK 34489

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                     ---------

                                     FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                         OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ------------

                           Commission File Number 1-4923

                             WESTMINSTER CAPITAL, INC.
                             -------------------------
               (Exact name of registrant as specified in its charter)


        Delaware                                          95-2157201
-------------------------------               ---------------------------------
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

  -----------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)


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

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997 (AUDITED)


 ASSETS                                                             MARCH 31, 1998                 DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents                                             $   476,000                      $ 1,738,000
 Securities available-for-sale, at fair value                           19,164,000                       18,405,000
 Investment in limited partnerships
   that invest in securities                                             2,357,000                        2,314,000
 Loans receivable, net                                                  13,572,000                        7,081,000
 Accounts receivable                                                     1,058,000                        1,002,000
 Income tax refunds receivable                                           4,329,000                        1,954,000
   Less: allowance for doubtful receivable                                   --                          (1,954,000)
                                                                    ------------------------------------------------
 Income tax refunds receivable, net                                      4,329,000                            --
 Accrued interest receivable                                               579,000                          801,000
 Real estate acquired through foreclosure                                  833,000                          833,000
 Telephone systems, net                                                    773,000                          834,000
 Property and equipment, net                                                57,000                          710,000
 Goodwill, net                                                             855,000                          881,000
 Other assets                                                              267,000                          271,000
                                                                    ------------------------------------------------
 TOTAL ASSETS                                                          $44,320,000                      $34,870,000
                                                                    ------------------------------------------------
                                                                    ------------------------------------------------
 LIABILITIES AND
 SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
 LIABILITIES:

 Accounts payable                                                      $   655,000                      $   669,000
 Accrued expenses                                                        1,862,000                        1,915,000
 Deferred gain on sale of investment                                     6,000,000                            --
 Mortgage payable                                                            --                             655,000
 Income taxes                                                            7,041,000                        5,366,000
 Minority interest in limited partnership                                  275,000                          297,000
                                                                    ------------------------------------------------
 TOTAL LIABILITIES                                                      15,833,000                        8,902,000
                                                                    ------------------------------------------------
 SHAREHOLDERS' EQUITY:

 Common stock, $1 par value: 30,000,000 shares
   authorized:  7,835,000 shares issued and
   outstanding in 1998 and 1997                                          7,835,000                        7,835,000
 Capital in excess of par value                                         55,943,000                       55,943,000
 Accumulated deficit                                                   (35,312,000)                     (37,823,000)
 Accumulated other comprehensive income                                     21,000                           13,000
                                                                    ------------------------------------------------
 TOTAL SHAREHOLDERS' EQUITY                                             28,487,000                       25,968,000
                                                                    ------------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $44,320,000                      $34,870,000
                                                                    ------------------------------------------------
                                                                    ------------------------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              THREE MONTHS                THREE MONTHS
 REVENUES:                                                    ENDED 3/31/98               ENDED 3/31/97
 --------                                                   ----------------              -------------
 Interest on loans                                          $   242,000                   $  251,000
 Loan fees                                                        --                         200,000
 Interest on  securities available-for-
    sale and money market funds                                 254,000                      257,000
 Unrealized gains on limited partnerships that
    invest in securities                                         43,000                        --
 Gain on sale of securities available-for-
    sale                                                         12,000                      126,000
 Lawsuit settlement, net                                          --                         522,000
 Telephone system revenue                                       352,000                      361,000
 Sales to auto dealers                                        5,062,000                        --
 Loss from equity investment                                      --                         (71,000)
 Interest on tax refund                                       2,644,000                        --
 Other                                                          (32,000)                      35,000
                                                            -------------------------------------------
 Total Revenues                                               8,577,000                    1,681,000
                                                            -------------------------------------------
 EXPENSES:
 ---------
 Telephone time charges                                         183,000                      177,000
 Cost of sales to auto dealers                                4,841,000                        --
 Other telephone system charges                                 178,000                      144,000
 General and administrative                                     871,000                      405,000
                                                            -------------------------------------------
 Total Expenses                                               6,073,000                      726,000
                                                            -------------------------------------------
 INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST                                        2,504,000                      955,000

 INCOME TAX BENEFIT (PROVISION)                                   5,000                     (390,000)

 MINORITY INTEREST IN (INCOME) LOSS
 OF CONSOLIDATED PARTNERSHIP                                      2,000                      (10,000)
                                                            -------------------------------------------
 NET INCOME                                                 $ 2,511,000                   $  555,000
                                                            -------------------------------------------
                                                            -------------------------------------------
 Net Income Per Common Share:
    Basic                                                   $       .32                   $      .07
    Diluted                                                         .32                          .07

 Weighted Average Shares Outstanding:
    Basic                                                     7,835,000                    7,835,000
    Diluted                                                   7,948,000                    7,868,000


See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              THREE MONTHS         THREE MONTHS
                                                                              ENDED 3/31/98        ENDED 3/31/97
                                                                              -------------        -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                     $2,511,000          $   555,000
 Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
 Provision for loan losses and doubtful receivables                                 55,000                --
 Depreciation, amortization, and accretion, net                                    108,000              (31,000)
 Gain on sales of securities available-for-sale                                    (12,000)            (126,000)
 Unrealized gains on limited partnerships that
    invest in securities                                                           (43,000)               --
 Loss from equity investment                                                         --                  71,000
 Loss on sale of property and equipment                                             43,000                --
 Increase in accounts receivable                                                   (56,000)             (68,000)
 Decrease (increase) in accrued interest receivable                                167,000             (227,000)
 Net change in income taxes                                                      1,669,000              401,000
 Net change in income tax refund receivable, net                                (4,329,000)               --
 Decrease in other assets                                                            4,000                1,000
 Net change in accounts payable                                                    (14,000)             (31,000)
 Net change in accrued expenses                                                    (53,000)              40,000
 Net change in mortgage payable                                                   (655,000)               --
 Net change in minority interest                                                   (22,000)             (23,000)
                                                                              ----------------------------------
 NET CASH (USED IN) PROVIDED BY OPERATING
    ACTIVITIES                                                                    (627,000)             562,000
                                                                              ----------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of securities                                                         (3,331,000)         (24,643,000)
 Proceeds from sales of securities                                               2,574,000           27,531,000
 Loan originations and purchases                                                  (778,000)          (4,794,000)
 Principal collected on loans receivable                                           298,000              757,000
 Net change in due to broker                                                         --              (1,200,000)
 Proceeds from sale of property and equipment                                      606,000                --
 Purchase of telephone systems and office equipment                                 (4,000)               --
                                                                              ----------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                            (635,000)          (2,349,000)
                                                                              ----------------------------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,262,000)          (1,787,000)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,738,000            2,310,000
                                                                              ----------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  476,000          $   523,000
                                                                              ----------------------------------
                                                                              ----------------------------------
 Supplemental schedule of non cash investing and financing activities:

 Tax effect of reduced unrealized gain
    on securities available-for-sale                                            $    6,000          $  (163,000)
                                                                              ----------------------------------
                                                                              ----------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                              THREE MONTHS        THREE MONTHS
                                              ENDED 3/31/98       ENDED 3/31/97
 Net income                                    $ 2,511,000         $  555,000
                                              ------------         ----------
 Other comprehensive income/(loss), net
   of tax:

   Unrealized gains on securities:
     Unrealized holding gains/(losses)
       arising during period                        14,000           (168,000)
     Less: reclassification adjustment
       for gains included in net income             (6,000)           (76,000)
                                              ------------         ----------
 Other comprehensive income/(loss)                   8,000           (244,000)
                                              ------------         ----------
 Comprehensive income                           $2,519,000         $  311,000
                                              ------------         ----------
                                              ------------         ----------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES
-------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1998

1.   BASIS OF PRESENTATION

     In the opinion of Westminster Capital, Inc. and consolidated entities (the "Corporation"), the accompanying unaudited consolidated financial statements, prepared from the Corporation's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation's financial condition as of March 31, 1998 and December 31, 1997, and the results of operations, statements of cash flows and statements of comprehensive income for the periods ended March 31, 1998 and 1997.

     The consolidated financial statements include the accounts of Westminster Capital, Inc., its wholly owned subsidiaries and a greater than 50% interest in a limited partnership, Global Telecommunications Systems, LTD ("Global Telecommunications").

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to present the financial position, results of operations, statements of cash flows and statements of comprehensive income in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent report on Form 10-K which contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1997 and for the year then ended.


2.   SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at March 31, 1998 and December 31, 1997 are as follows (in thousands):

                                                                            Gross                Gross
                                                                         Unrealized           Unrealized             Estimated
                                               Amortized Cost               Gains               Losses              Fair Value
                                               -------------------------------------------------------------------------------
 March 31, 1998:
 U.S. Treasury and Agency
    Securities                                  $ 18,133                 $      50            $    --               $ 18,183
 Equity and Debt Securities                          991                        63                (73)                   981
                                               -------------------------------------------------------------------------------
      Total                                     $ 19,124                 $     113            $   (73)              $ 19,164
                                               -------------------------------------------------------------------------------
                                               -------------------------------------------------------------------------------

                                                                            Gross                Gross
                                                                         Unrealized           Unrealized             Estimated
                                               Amortized Cost               Gains               Losses              Fair Value
                                               -------------------------------------------------------------------------------
 December 31, 1997:
 U.S. Treasury and Agency
    Securities                                  $ 17,387                 $       20                --               $ 17,407
 Equity and Debt Securities                          991                         52               (45)                   998
                                               -------------------------------------------------------------------------------
      Total                                     $ 18,378                 $       72           $   (45)              $ 18,405
                                               -------------------------------------------------------------------------------
                                               -------------------------------------------------------------------------------

     Maturities of U.S. Treasury and Agency Securities were as follows at March 31, 1998 (in thousands):

                                           Amortized                  Fair
                                             Cost                     Value
                                           ---------                 --------
 Due within one year                        $  9,620                 $  9,678

 Due after one year through
    five years                                 8,513                    8,505
                                           ---------                 --------
                                            $ 18,133                 $ 18,183
                                           ---------                 --------
                                           ---------                 --------

     Gross unrealized gains include the value ascribed to warrants which have a readily determinable value, whether detached or attached to securities.


3.   LOANS RECEIVABLE

     The Company's loans receivable outstanding at March 31, 1998 and December 31, 1997 were comprised of the following (in thousands):



                                      March 31, 1998     December 31, 1997
                                      --------------     -----------------
      Loans secured by
         auto leases, net of
         discount                      $       77              $   132
      Loans, net of fees,
         secured by trust
         deeds or mortgages                 1,543                1,543
      Loans secured by other
         collateral                        11,952                5,306
      Unsecured loans                       --                     100
                                      --------------     -----------------
                       Total           $   13,572              $ 7,081
                                      --------------     -----------------
                                      --------------     -----------------

4.   INCOME TAXES

     On February 23, 1998, the Franchise Tax Board of the State of California ("FTB") submitted a settlement agreement to the Corporation proposing a settlement of the Corporation's claims for refund in the amounts of $2,960,000 for the year ended December 31, 1987 and $412,000 for the year ended December 31, 1988, and the Corporation signed the settlement agreement, indicating its willingness to accept the proposed settlement. Under the terms of the proposed settlement agreement, the State of California would refund 50% of the amounts claimed for refund by the Corporation plus interest on those amounts from the date the taxes were originally paid.

     On April 1, 1998, the FTB notified the Corporation that it had approved refunds in the amounts of $3,834,000 including accrued interest of $2,354,000 for the year ended December 31, 1987 and $495,000 including accrued interest of $289,000 for the year ended December 31, 1988, and subsequently paid those amounts on April 27, 1998.

     Since the Corporation's original claims for refund were initially established as receivables due from the FTB but were subsequently fully reserved for due to uncertainty as to collectability, the combined refunds due from the FTB in the amount of $1,686,000 has been recorded as a reduction of the Corporation's provision for income taxes and the accrued interest due from the FTB in the amount of $2,644,000 has been recorded as interest income during the three months ended March 31, 1998.


5.   DEFERRED GAIN ON SALE OF INVESTMENT

     On September 23, 1996, the Corporation's acquired a 40% interest in Pink Dot, Inc. ("Pink Dot"), a home delivery shopping company for $500,000. The excess of the cost of the investment over 40% of the equity at the date of investment was recorded as goodwill and was amortized over a 10 year period. The Corporation recorded a loss of $686,000 in 1997 in connection with its 40% equity investment in Pink Dot. As this loss exceeded the carrying amount of the Corporation's investment account and goodwill related to Pink Dot, the carrying amount of loans receivable from Pink Dot was reduced by $391,000. No losses were recorded by the Corporation during the three months ended March 31, 1998.

     On February 26, 1998, the Corporation sold its 40% investment in Pink Dot to the owner of the other 60% of the common stock of Pink Dot for a purchase price of $6,000,000. The purchase price is evidenced by the buyer's secured promissory note in the principal amount of $6,000,000 that is due and payable on May 27, 1998 together with accrued interest. The note is secured by a pledge of 100% of the issued and outstanding stock of Pink Dot.

     The Corporation has deferred the recognition of any gain on the sale of Pink Dot until the transaction is consummated.

6.   NET INCOME PER COMMON SHARE

     Net income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, EARNING PER SHARE, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Revenues for the three months ended March 31, 1998 were $8,577,000 as compared to $1,681,000 for the three months ended March 31, 1997. The increase in revenues was primarily attributable to the acquisition of Westland Associates, which was acquired on November 12, 1997 and which generated revenues of $5,062,000 during the three month ended March 31, 1998, and interest of $2,644,000 related to a franchise tax claim which was settled during the quarter.

     Interest on loans was $242,000 during the three months ended March 31, 1998 as compared to $251,000 during the three months ended March 31, 1997. Interest on securities available-for-sale and money market funds was $254,000 during the three months ended March 31, 1998 as compared to $257,000 during the three months ended March 31, 1997. There was no loan fee revenue recorded during the three months ended March 31, 1998 as compared to loan fee revenue of $200,000 recorded during the comparable quarter of the prior year.
 The prior year loan fees resulted from a financing accommodation that was repaid in January 1997.

     During the three months ended March 31, 1998, the Corporation recorded unrealized gains on limited partnerships that invest in securities of $43,000 with no such gains recorded during the three months ended March 31, 1997. These limited partnerships invest in equity and debt securities and the Corporation records gains and losses on these investments based upon the equity method of accounting.

     The Corporation received $522,000 in recoveries, net of court directed attorneys' fees, from the Drexel, Milken litigation during the three months ended March 31, 1997. No such recoveries were received during the three months ended March 31, 1998. While additional settlement payments may be received in the Drexel, Milken litigation over time, the timing of payments is not determinable and amounts that might be received may not be as great as amounts previously received.

     Telephone system revenues decreased from $361,000 during the three months ended March 31, 1997 to $352,000 during the three months ended March 31, 1998. Future revenues and income realized by the Corporation in connection with its 75% interest in Global Telecommunications may be reduced because Global Telecommunications received notice of cancellation in late 1997 from the Navy regarding its closure of the Miramar base. Although the Marines will be occupying the Miramar base, that service branch has decided to use the services of another long distance telephone carrier. The Corporation is currently in negotiations with the Navy for compensation for discontinuance of business or transfer of assets relating to Miramar. Global Telecommunications will continue to service the Miramar base until another telephone company is in place. Revenues for the Miramar base were $132,000 and $118,000 for the three months ended March 31, 1998 and 1997, respectively. Income before taxes for the Miramar base was $3,000 and $21,000 for the three months ended March 31, 1998 and 1997, respectively.

     The revenues of $5,062,000 generated by Westland Associates, reported under the caption of "Sales to auto dealers" in the consolidated financial statements, were offset by direct costs of $4,841,000, reported under the caption of "Cost of sales to auto dealers". As a result, Westland Associates generated gross profit before operating expenses of $221,000. Operating expenses were $420,000 and are included in the general and administrative expenses (See below).

     The Corporation recorded a loss of $71,000 during the three months ended March 31, 1997 in connection with its equity investment in Pink Dot, Inc. ("Pink Dot"). No gain or loss was incurred in connection with this investment during the three months ended March 31, 1998. On February 26, 1998, the Corporation sold its 40% investment in Pink Dot to the owner of the other 60% of the common stock of Pink Dot for a purchase price of $6,000,000. The Corporation has deferred the recognition of any gain on the sale of Pink Dot until the transaction is consummated. The resulting gain that is ultimately expected to be recorded from this sale is approximately $6,200,000.

     Although Global Telecommunication's revenues declined from 1997 to 1998, its expenses increased from $321,000 during the three months ended March 31, 1997 to $361,000 during the three months ended March 31, 1998. An increase in repair charges and professional fees relating to the termination of the Miramar contract contributed to most of this increase.

     General and administrative expenses increased $466,000 from $405,000 during the three months ended March 31, 1997 to $871,000 during the three months ended March 31, 1998. The major portion of this increase, or $420,000, was attributable to Westland Associates, which was acquired by the Corporation in November 1997. The remaining $46,000 of the increase resulted from the Corporation's increased operating activities.

     Although the Corporation had income before taxes of $2,504,000 during the three months ended March 31, 1998, an income tax benefit of $5,000 has been recorded during the period. The primary reason for the income tax benefit was the recording of a $1,686,000 tax refund receivable from the California Franchise Tax Board representing the tax (principal) portion of the gross refund of $4,329,000. This refund was partially offset by the recording of a provision for federal and state taxes in connection with the refund of $1,629,000 and a combined provision for federal and state taxes in connection with normal operations of $52,000.

     Net income for the three months ended March 31, 1998 was $2,511,000, as compared to $555,000 for the three month ended March 31, 1997. Basic earnings per share was $0.32 in 1998 versus $0.07 in 1997. Diluted earnings per share was $0.32 in 1998 as compared to $0.07 in 1997. Weighted average basic shares outstanding were 7,835,000 in both 1998 and 1997. Weighted average diluted shares outstanding were 7,948,000 in 1998, as compared to 7,868,000 in 1997.

LOANS RECEIVABLE

     The Corporation's loans receivable at March 31, 1998 were $13,752,000 as compared to $7,081,000 at December 31, 1997. During the three months ended March 31, 1998, advances of $454,000 were made on existing loan commitments.

     On February 26, 1998, the Corporation received a secured promissory note in the amount of $6,000,000 as consideration for the sale of its 40% equity interest in Pink Dot. The note which is secured by a pledge of 100% of the issued and outstanding stock of Pink Dot, is due and payable on May 27, 1998 together with accrued interest. Additionally, in connection with the sale of the Corporation's Pink Dot stock on February 26, 1998, two outstanding promissory notes payable to the Corporation by Pink Dot were replaced by two new promissory notes ("Replacement Notes"). One promissory note in the original principal amount of $2,500,000 together with accrued but unpaid interest through February 26, 1998 in the amount of $303,000, was replaced by a Replacement Note in the principal amount of $2,803,000. The second promissory note in the nominal original principal amount of $1,000,000, of which $415,000 had been advanced through February 26, 1998, together with accrued but unpaid interest in the amount of $21,000, was replaced with a Replacement Note in the principal amount of $436,000. Partially offsetting these increases in the Corporation's loans receivable portfolio, were loan payoffs of $232,000 and paydowns of $66,000 on the Corporation's loans secured by auto leases.

     The Corporation originates and , from time to time, purchases loans that are secured by real estate, personal property or other collateral. In connection with each loan proposal, the Corporation considers the value and quality of the real estate or other collateral available to secure the loan compared to the loan amount requested, the proposed interest rate and repayment terms and the quality of the borrower. Loan originations occur as opportunities arise which management believes to be attractive. As a result, the volume of loans originated may vary from quarter to quarter, and new loan originations may not occur in every quarter.

     At March 31, 1998, two loans secured by trust deeds or mortgages in the principal amounts of $1,050,000 and $520,000 were in default. The Corporation commenced foreclosure proceedings in October 1997 on the loan in the principal amount of $1,050,000, and commenced foreclosure proceedings in February 1998 on the loan in the principal amount of $520,000. No interest income has been recorded in revenues since the respective foreclosures. Management believes that the real estate collateral for the respective loans will be sufficient to cover the principal and interest owing on each loan.

LIQUIDITY

     The Corporation's cash and cash equivalents decreased by $1,262,000 during the three months ended March 31, 1998. The Corporation's sources of cash during the three month period were $2,574,000 from the sale of investment securities, $606,000 from the sale of Westland Associates' land and building, and $298,000 from principal collected on loans receivable. The Corporation's uses of cash during the three month period included $3,331,000 from the purchase of securities available for sale, $778,000 in loan originations and advances, and $627,000 from operating activities. The Corporation held U.S. government and agency securities with a market value of $18,183,000 at March 31, 1998.

     The Corporation intends to pursue the acquisition of one hundred percent or substantial interests in additional operating businesses. However, no assurances can be given that the Corporation will be able to identify attractive opportunities, or if it does, that it will be able to complete acquisitions on acceptable terms. As the Corporation acquires interests in other operating businesses, it intends to liquidate securities available-for-sale as may be necessary to consummate acquisitions.

     In the opinion of management, the Corporation has sufficient cash and liquid assets to fund its growth and operating plans for the foreseeable future.

                             PART II-OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:
               27 Financial Data Schedule
          (b)  Reports on Form 8-K
                 Report on Form 8-K was filed on March 5, 1998 reporting under Item 2. Acquisition or Disposition of Assets, Item 5. Other Events, and Item 7. Financial Statements and Exhibits.

                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 1998               WESTMINSTER CAPITAL, INC.
                                   (Registrant)

                                   By /s/  William Belzberg
                                      -----------------------------
                                     William Belzberg,
                                     Chairman of the Board of
                                     Directors and Chief
                                     Executive Officer


                                   By /s/  Keenan Behrle
                                      -----------------------------
                                     Keenan Behrle
                                     Executive Vice President and
                                     Chief Financial Officer