Form 10-Q
period 1998-06-30
WESTMINSTER CAPITAL INC
filed 1998-08-14
CIK 34489

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549
                                     _________

                                     FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended June 30, 1998

                                         OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

                           Commission File Number 1-4923

                             WESTMINSTER CAPITAL, INC.
                             -------------------------
               (Exact name of registrant as specified in its charter)


        Delaware                                       95-2157201
        --------                                       ----------
(State or other jurisdiction of          (IRS. Employer Identification No.)
incorporation or organization)

9665 Wilshire Boulevard, Suite M-10, Beverly Hills, CA 90212
---------------------------------------------------------------------------
(Address of principal executive office)              (Zip Code)

                                    310 278-1930
                                    ------------
                (Registrant's Telephone Number, Including Area Code)

      --------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)


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

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997 (AUDITED)

ASSETS                                            JUNE 30, 1998  DECEMBER 31, 1997
-----------------------------------------------------------------------------------
Cash and cash equivalents                           $   877,000        $ 1,738,000
Securities available-for-sale, at fair value         28,902,000         18,405,000
Investment in limited partnerships
   that invest in securities                          2,336,000          2,314,000
Loans receivable, net                                 8,026,000          7,081,000
Accounts receivable                                   1,103,000          1,002,000
Income tax refunds receivable                            --              1,954,000
   Less: allowance for doubtful receivable               --             (1,954,000)
                                                  --------------------------------
Income tax refunds receivable, net                       --                  --
Accrued interest receivable                             789,000            801,000
Real estate acquired through foreclosure                833,000            833,000
Telephone systems, net                                  481,000            834,000
Property and equipment, net                             163,000            710,000
Goodwill, net                                           833,000            881,000
Other assets                                             81,000            271,000
                                                  --------------------------------
TOTAL ASSETS                                        $44,424,000        $34,870,000
                                                  --------------------------------
                                                  --------------------------------

LIABILITIES AND
SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------
LIABILITIES:
Accounts payable                                    $   657,000        $   669,000
Accrued expenses                                      2,425,000          1,915,000
Mortgage payable                                         --                655,000
Income taxes                                          9,040,000          5,366,000
Minority interest in limited partnership                262,000            297,000
                                                  --------------------------------
TOTAL LIABILITIES                                    12,384,000          8,902,000
                                                  --------------------------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
    authorized:  7,835,000 shares issued and
    outstanding in 1998 and 1997                      7,835,000          7,835,000
Capital in excess of par value                       55,943,000         55,943,000
Accumulated deficit                                 (31,806,000)       (37,823,000)
Accumulated other comprehensive income                   68,000             13,000
                                                  --------------------------------
TOTAL SHAREHOLDERS' EQUITY                           32,040,000         25,968,000
                                                  --------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $44,424,000        $34,870,000
                                                  --------------------------------
                                                  --------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     Six Months     Six Months     Three Months   Three Months
REVENUES:                                         Ended 6/30/98  Ended 6/30/97    Ended 6/30/98  Ended 6/30/97
---------                                         -------------  -------------    -------------  -------------
Interest on loans                                   $   631,000     $  576,000      $   389,000     $  325,000
Loan fees                                                27,000        200,000           27,000           --
Interest on  securities available-for-
   sale and money market funds                          579,000        484,000          325,000        227,000
Unrealized gains (losses) on limited
   partnerships that invest in securities                22,000           --            (23,000)          --
Gain (loss) on sale of securities
   Available-for-sale                                    12,000         18,000             --         (108,000)
Lawsuit settlement, net                                    --          522,000             --             --
Telephone system revenue                                717,000        737,000          365,000        376,000
Sales to auto dealers                                 9,964,000           --          4,902,000           --
Gain (loss) from equity investment                    5,887,000       (122,000)       5,887,000        (51,000)
Interest on tax refund                                2,644,000           --               --             --
Other income                                             22,000         97,000           56,000         62,000
                                                    ----------------------------------------------------------
Total Revenues                                       20,505,000      2,512,000       11,928,000        831,000
                                                    ----------------------------------------------------------
EXPENSES:
Telephone time charges                                  368,000        371,000          185,000        194,000
Cost of sales to auto dealers                         9,498,000           --          4,657,000           --
Other telephone system charges                          329,000        308,000          151,000        164,000
General and administrative                            2,120,000        741,000        1,249,000        336,000
                                                    ----------------------------------------------------------
Total Expenses                                       12,315,000      1,420,000        6,242,000        694,000
                                                    ----------------------------------------------------------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                                 8,190,000      1,092,000        5,686,000        137,000

INCOME TAX PROVISION                                 (2,168,000)      (445,000)      (2,173,000)       (55,000)

MINORITY INTEREST IN INCOME
OF CONSOLIDATED PARTNERSHIP                              (5,000)       (14,000)          (7,000)        (4,000)
                                                    ----------------------------------------------------------
NET INCOME                                          $ 6,017,000     $  633,000      $ 3,506,000     $   78,000
                                                    ----------------------------------------------------------
                                                    ----------------------------------------------------------
Net income per common share:
   Primary                                              $  0.77        $  0.08          $  0.45        $  0.01
   Fully Diluted                                           0.76           0.08             0.44           0.01

Weighted average shares outstanding:
   Basic                                              7,835,000      7,835,000        7,835,000      7,835,000
   Diluted                                            7,937,000      7,873,000        7,937,000      7,873,000


See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     SIX MONTHS     SIX MONTHS
                                                  ENDED 6/30/98  ENDED 6/30/97
                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 6,017,000   $    633,000
Adjustments to reconcile net income to net
   cash provided by operating activities:
Provision for loan losses and doubtful receivables      101,000           --
Depreciation, amortization, and accretion, net          125,000        (40,000)
Gain on sales of securities available-for-sale          (55,000)      (218,000)
Unrealized gains on limited partnerships that
   invest in securities                                 (22,000)          --
Loss from equity investment                                --          122,000
Loss on sale of property and equipment                   46,000           --
Increase in accounts receivable                        (101,000)       (17,000)
Increase in accrued interest receivable                (101,000)       (38,000)
Net change in income taxes                            3,638,000        507,000
Decrease in other assets                                190,000          1,000
Net change in accounts payable                          (12,000)       (44,000)
Net change in accrued expenses                          510,000         11,000
Net change in mortgage payable                         (655,000)          --
Net change in minority interest                         (35,000)       (48,000)
                                                  ----------------------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                         9,646,000        869,000
                                                  ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities                              (25,179,000)   (27,237,000)
Proceeds from sales of securities                    14,820,000     29,912,000
Loan originations and purchases                      (1,197,000)    (5,019,000)
Principal collected on loans receivable                 336,000      1,640,000
Net change in due to broker                                --       (1,200,000)
Proceeds from sale of property and equipment            835,000           --
Purchase of telephone systems and office equipment     (122,000)          --
                                                  ----------------------------
NET CASH USED IN INVESTING ACTIVITIES               (10,507,000)    (1,904,000)
                                                  ----------------------------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                         (861,000)    (1,035,000)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                          1,738,000      2,310,000
                                                  ----------------------------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                           $   877,000   $  1,275,000
                                                  ----------------------------
                                                  ----------------------------
Supplemental schedule of non cash investing and financing activities:


Tax effect of increased (reduced) unrealized
   gain on securities available-for-sale            $    36,000   $   (167,000)
                                                  ----------------------------
                                                  ----------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                     SIX MONTHS     SIX MONTHS
                                                  ENDED 6/30/98  ENDED 6/30/97
                                                  -------------  -------------
Net income                                           $6,017,000      $ 633,000
                                                  -------------  -------------

Other comprehensive income/(loss), net of tax:

  Unrealized gains on securities:
   Unrealized holding gains/(losses) arising
     during period                                       62,000       (239,000)
   Less: reclassification adjustment for gains
     included in net income                              (7,000)       (11,000)
                                                  -------------  -------------
Other comprehensive income/(loss)                        55,000       (250,000)
                                                  -------------  -------------
Comprehensive income                                 $6,072,000      $ 383,000
                                                  -------------  -------------
                                                  -------------  -------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998

1.   BASIS OF PRESENTATION

     In the opinion of Westminster Capital, Inc. and consolidated entities (the "Corporation"), the accompanying unaudited consolidated financial statements, prepared from the Corporation's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation's financial condition as of June 30, 1998 and December 31, 1997, and the results of operations, statements of cash flows and statement of comprehensive income for the periods ended June 30, 1998 and 1997.

     The consolidated financial statements include the accounts of Westminster Capital, Inc., its wholly owned subsidiaries and a 75% interest in a limited partnership, Global Telecommunications Systems, LTD ("Global Telecommunications").

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to present the financial position, results of operations, statements of cash flows and statement of comprehensive income in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent report on Form 10-K which contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1997 and for the year then ended.

2.   SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at June 30, 1998 and December 31, 1997 are as follows (in thousands):

                                              Gross       Gross
                                            Unrealized  Unrealized   Estimated
                            Amortized Cost    Gains       Losses    Fair Value
                            --------------------------------------------------
June 30, 1998:
U.S. Treasury and Agency
   Securities                    $  27,794      $  100       $  --   $  27,894
Equity and Debt Securities             991          61         (44)      1,008
                            --------------------------------------------------
Total                            $  28,785      $  161       $ (44)  $  28,902
                            --------------------------------------------------
                            --------------------------------------------------

                                              Gross       Gross
                                            Unrealized  Unrealized   Estimated
                            Amortized Cost    Gains       Losses    Fair Value
                            --------------------------------------------------
December 31, 1997:
U.S. Treasury and Agency
   Securities                    $  17,387       $  20         --    $  17,407
Equity and Debt Securities             991          52         (45)        998
                            --------------------------------------------------
Total                            $  18,378       $  72      $  (45)  $  18,405
                            --------------------------------------------------
                            --------------------------------------------------


     Maturities of U.S. Treasury and Agency Securities were as follows at June 30, 1998 (in thousands):

                                             Amortized     Fair
                                                Cost      Value
                                             ---------  ---------
                Due within one year          $   5,632  $   5,644

                Due after one year through
                   five years                   22,162     22,250
                                             ---------  ---------
                                             $  27,794  $  27,894
                                             ---------  ---------
                                             ---------  ---------

     Gross unrealized gains include the value ascribed to warrants which have a readily determinable value, whether detached or attached to securities.


3.   LOANS RECEIVABLE

     The Corporation's loans receivable outstanding at June 30, 1998 and December 31, 1997 were comprised of the following (in thousands):

                                        June 30, 1998    December 31, 1997
                                        -------------    -----------------
     Loans secured by
       auto leases, net of
       discount                               $    45              $   132
     Loans, net of fees,
       secured by trust
       deeds or mortgages                       1,543                1,543
     Loans secured by other
       collateral                               6,438                5,306
     Unsecured loans                             --                    100
                                        -------------    -----------------
                 Total                        $ 8,026              $ 7,081
                                        -------------    -----------------
                                        -------------    -----------------

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

     Since the Corporation's original claims for refund were initially established as receivables due from the FTB but were subsequently fully reserved for due to uncertainty as to collectability, the combined refunds from the FTB in the amount of $1,686,000 have been recorded as a reduction of the Corporation's provision for income taxes and the accrued interest from the FTB in the amount of $2,644,000 has been recorded as interest income during the six months ended June 30, 1998.


5.   GAIN ON SALE OF EQUITY INVESTMENT

     On September 23, 1996, the Corporation acquired a 40% interest in Pink Dot, Inc. ("Pink Dot"), a home delivery shopping company, for $500,000. The excess of the cost of the investment over 40% of the equity at the date of investment was recorded as goodwill and was amortized over a 10 year period. The Corporation recorded a loss of $686,000 in 1997 in connection with its 40% equity investment in Pink Dot. As this loss exceeded the carrying amount of the Corporation's investment account and goodwill related to Pink Dot, the carrying amount of loans receivable from Pink Dot was reduced by $391,000. No losses were recorded by the Corporation during the three months ended March 31, 1998.

     On February 26, 1998, the Corporation sold its 40% equity investment in Pink Dot to the owner of the other 60% of the common stock of Pink Dot for a purchase price of $6,000,000. The purchase price originally evidenced by a secured promissory note in the amount of $6,000,000, was paid in full together with accrued interest of $101,821 on June 2, 1998. The Corporation deferred the recognition of any gain on the sale of Pink Dot until the secured promissory note was paid.

     Accordingly, the Corporation recorded a gain of $5,887,000 during the three month period ended June 30, 1998. The gain includes the reinstatement of the previous write-down of the carrying value of the loans receivable from Pink Dot in the amount of $391,000, net of various closing costs associated with this sale in the amount of $126,000, and net of imputed interest of $ 378,000. This imputed interest reflects an adjustment to the interest rate on two loans receivable from Pink Dot based on the increased risk associated with those loans, arising from this recent change in contractual relationship between the Corporation and Pink Dot. The resulting yield on the loans of 15% is deemed by management to be a market rate for loans with similar characteristics.

6.   TELEPHONE SYSTEMS

     On May 27, 1998, Global Telecommunications Systems, LTD. reached a settlement with the Navy for the cancellation of the service contract at the Miramar naval base to take effect on June 30, 1998. Under this settlement agreement, Global received $348,600 and will receive additional sums from liquidation of the receivables associated with this contract through August 1, 1998.

     The amount of $348,600 was received prior to June 30, 1998, and is included in cash and cash equivalents. The corporation expects to record a nominal gain from this settlement but has deferred any profit recognition until all amounts are reasonably determinable upon liquidation of the receivables.


7.   NET INCOME PER COMMON SHARE

     Net income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Revenues for the three months ended June 30, 1998 were $11,928,000 as compared to $831,000 for the three months ended June 30, 1997. The increase in revenues was primarily attributable to the acquisition of Westland Associates, which was acquired on November 12, 1997 and which generated revenues of $4,902,000 during the three month ended June 30, 1998, and the sale of the Corporation's equity interest in Pink Dot which resulted in a gain for the period of $5,887,000.

     Interest on loans was $389,000 during the three months ended June 30, 1998 as compared to $325,000 during the three months ended June 30, 1997. Interest on loans increased during the current period due to higher average loans receivable balances outstanding as compared to the prior year period. Interest on securities available-for-sale and money market funds was $325,000 during the three months ended June 30, 1998 as compared to $227,000 during the three months ended June 30, 1997 due to the higher average invested funds during the current three month period.

     Telephone system revenues decreased from $376,000 during the three months ended June 30, 1997 to $365,000 during the three months ended June 30, 1998 due to lower long distance usage during the current period. Operating expenses decreased from $358,000 during the three months ended June 30, 1997 to $336,000 during the three months ended June 30, 1998, due to decreases in repair charges and personnel costs. Future revenues and income realized by the Corporation in connection with its 75% interest in Global Telecommunications will be reduced because Global Telecommunications has lost the service contract for the Miramar naval base effective June 30, 1998. Although the Marines will be occupying the Miramar base, that service branch has decided to use the services of another long distance telephone carrier. The Corporation reached a settlement with the Navy for compensation for discontinuance of business and transfer of assets relating to Miramar (See
Note 6 to the Notes to Consolidated Financial Statements). Revenues for the Miramar base were $139,000 and $122,000 for the three months ended June 30, 1998 and 1997, respectively. Income before taxes for the Miramar base was $17,000 and $16,000 for the three months ended June 30, 1998 and 1997, respectively.

     Revenues of $4,902,000 generated by Westland Associates, reported under the caption "Sales to auto dealers" in the consolidated financial statements, were offset by direct costs of $4,657,000, reported under the caption "Cost of sales to auto dealers". As a result, Westland Associates generated gross profit before operating expenses of $245,000. Operating expenses were $460,000 and are included in general and administrative expenses (See below).
 The net operating loss of $215,000 is attributable to operating costs associated with the introduction of a new product line and the increased payroll costs from an added management executive.

     The Corporation recorded a loss of $51,000 during the three months ended June 30, 1997 in connection with its equity investment in Pink Dot, Inc. ("Pink Dot"). On February 26, 1998, the Corporation sold its 40% investment in Pink Dot to the owner of the other 60% of the common stock of Pink Dot for a purchase price of $6,000,000 represented by a secured promissory note. The Corporation recognized a gain of $5,887,000 from the sale of this equity investment during the quarter ended June 30, 1998 upon payment in full of the secured promissory note.

     General and administrative expenses increased $913,000 from $336,000 during the three months ended June 30, 1997 to $1,249,000 during the three months ended June 30, 1998. A significant portion of this increase, or $460,000, was attributable to Westland Associates, which was acquired by the Corporation in November 1997. Legal, accounting and tax advice relating to the sale of the Corporation's interest in Pink Dot, collection of the promissory note evidencing the purchase price, possible business transactions and planning, represented $283,000 of the increase, recruitment expense and personnel costs related to the addition of a financial executive totaling $44,000 and bad debt expense in the amount of $59,000, contributed toward this increase. The balance related to the Corporation's expanded business activities.

     Net income for the three months ended June 30, 1998 was $3,506,000, as compared to $78,000 for the three months ended June 30, 1997. Basic earnings per share were $0.45 in 1998 versus $0.01 in 1997. Diluted earnings per share were $0.44 in 1998 as compared to $0.01 in 1997. Weighted average basic shares outstanding were 7,835,000 in both 1998 and 1997. Weighted average diluted shares outstanding were 7,937,000 in 1998, as compared to 7,873,000 in 1997.

FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Revenues were $20,505,000 for the six months ended June 30, 1998 compared to $2,512,000 for the six months ended June 30, 1997. The increase in revenues of $17,993,000 is due to several factors, including the acquisition of Westland Associates on November 12, 1997 which generated revenues of $9,964,000 for the current period, gain from the sale of the Corporation's equity interest in Pink Dot in the amount of $5,887,000 and interest received in connection with the Franchise Tax Board settlement of $2,644,000.

     Revenues for the six month period ended June 30, 1997 included a recovery net of court directed attorney's fees of $522,000 received from the Drexel, Milken litigation. No such recoveries were received during the six months ended June 30, 1998. While additional settlement payments may be received in the Drexel, Milken litigation over time, the timing of payments is not determinable and amounts that might be received are not expected to be as great as amounts previously received.

     Interest on loans was $631,000 during the six months ended June 30, 1998 compared to $576,000 during the six months ended June 30, 1997. Interest on loans increased during the current period due to higher average loans receivable balances outstanding as compared to the prior year period. Interest on securities available-for-sale and money market funds was $579,000 for the six months ended June 30, 1998 compared to $484,000 for the corresponding prior year period due to the higher average invested funds during the current six months. Loan fee revenue was $27,000 during the six months ended June 30, 1998 compared to $200,000 in the period ended June 30, 1997.

     Telephone system revenues decreased from $737,000 for the six months ended June 30, 1997 to $717,000 for the six months ended June 30, 1998 due to lower long distance usage in the current period, while operating expenses increased from $679,000 for the six months ended June 30, 1997 to $697,000 for the six-month period ended June 30, 1998, due to higher repair costs, professional fees and increased FCC taxes during the period ended June 30, 1998.

     Revenues of $9,964,000 generated by Westland Associates for six months ended June 30, 1998 were offset by direct costs of $9,498,000, resulting in gross profit before operating expenses of $466,000. Westland Associates' operating expenses for the six-month period were $880,000 and are included in general and administrative expenses (see below). The net operating loss of $414,000 is attributable to operating costs associated with the introduction of a new product line and the increased payroll costs from an added management executive.

     General and administrative expenses increased $1,379,000 from $741,000 during the six months ended June 30, 1997 to $2,120,000 during the six months ended June 30, 1998. A significant portion of this increase, or $880,000, was attributable to Westland Associates, which was acquired by the Corporation in November 1997. Legal, accounting and tax advice relating to the sale of the Corporation's interest in Pink Dot, collection of the promissory note evidencing the purchase price, possible business transactions and planning, represented $283,000 of the increase, recruitment expense and personnel costs related to the addition of a financial executive totaling $44,000 and bad debt expense in the amount of $113,000, contributed toward this increase. The balance related to the Corporation's expanded business activities.

     Although the Corporation had income before taxes of $8,190,000 during the six-months ended June 30, 1998, an income tax provision of $2,168,000 was recorded for this period, representing a 26.5% effective tax rate. The difference between the tax provision recorded and the amount based on statutory rates is primarily due to the $1,686,000 tax refund received from the California Franchise Tax Board which was recorded as a reduction to the income tax provision.

     Net income for the six months ended June 30, 1998 was $ 6,017,000 compared to $633,000 for the period ended June 30, 1997. Basic earnings per share were $0.77 for the six months ended June 30, 1998 compared to $0.08 in 1997. Diluted earnings per share were $0.76 in 1998 versus $0.08 in 1997. Weighted average basic shares were 7,835,000 for both 1998 and 1997. The weighted average diluted shares outstanding were 7,937,000 for the six months ended June 30, 1998 compared to 7,873,000 for the corresponding year earlier period.

LOANS RECEIVABLE

     The Corporation's loans receivable at June 30, 1998 were $8,026,000 as compared to $7,081,000 at December 31, 1997. During the three and six months ended June 30, 1998, advances of $420,000 and $1,197,000, respectively, were made on existing loan commitments.

     On February 26, 1998, the Corporation received a secured promissory note in the amount of $6,000,000 as consideration for the sale of its 40% equity interest in Pink Dot. The note which was secured by a pledge of 100% of the issued and outstanding stock of Pink Dot, was paid in full on June 2, 1998 together with accrued interest. Additionally, in connection with the sale of the Corporation's Pink Dot stock, on February 26, 1998 two outstanding promissory notes payable to the Corporation by Pink Dot were replaced by two new promissory notes ("Replacement Notes"). One promissory note in the original principal amount of $2,500,000 together with accrued but unpaid interest through February 26, 1998 in the amount of $303,000, was replaced by a Replacement Note in the principal amount of $2,803,000. The second promissory note in the nominal original principal amount of $1,000,000, of which $415,000 had been advanced through February 26, 1998, together with accrued but unpaid interest in the amount of $21,000, was replaced with a Replacement Note in the principal amount of $436,000. Both Replacement Notes are secured by all tangible and intangible assets of Pink Dot. Partially offsetting these increases in the Corporation's loans receivable portfolio, were loan payoffs of $233,000 and paydowns of $103,000 on the Corporation's loans secured by auto leases.

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

     At June 30, 1998, two loans secured by trust deeds or mortgages in the principal amounts of $1,050,000 and $520,000 were in default. The Corporation commenced foreclosure proceedings in October 1997 on the loan in the principal amount of $1,050,000, and commenced foreclosure proceedings in February 1998 on the loan in the principal amount of $520,000. The Corporation has discontinued the accrual of interest on these loans since the respective foreclosures were commenced. Management believes that the real estate collateral for the respective loans will be sufficient to cover the Corporation's recorded investment on each loan.

LIQUIDITY

     The Corporation's cash and cash equivalents decreased by $861,000 during the six months ended June 30, 1998. The Corporation's sources of cash during the three month period were $14,820,000 from the sale of investment securities, $9,646,000 from operating activities, $835,000 from the sale of property and equipment including $606,000 from the sale of Westland Associates' land and building, and $336,000 from principal collected on loans receivable. The Corporation's uses of cash during the six month period included $25,179,000 for the purchase of securities available for sale, $1,197,000 in loan originations and advances, and $122,000 for the purchase of telephone systems and office equipment. The Corporation held U.S. government and agency securities with a market value of $27,894,000 at June 30, 1998.

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

                             PART II-OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits:
                 27 Financial Data Schedule
          (b)  Reports on Form 8-K
                 Report on Form 8-K was filed on April 6, 1998 reporting under Item 5. Other Events.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1998               WESTMINSTER CAPITAL, INC.
                                      (Registrant)

                                      By /s/  William Belzberg
                                        ------------------------------
                                        William Belzberg,
                                        Chairman of the Board of
                                        Directors and Chief
                                        Executive Officer


                                      By /s/  Keenan Behrle
                                        ------------------------------
                                        Keenan Behrle
                                        Executive Vice President and
                                        Chief Financial Officer