Form 10-Q
period 1998-09-30
WESTMINSTER CAPITAL INC
filed 1998-11-13
CIK 34489

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549
                                    ------------

                                     FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended September 30, 1998

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

          9665 Wilshire Boulevard, Suite M-10, Beverly Hills, CA 90212
         --------------------------------------------------------------
         (Address of principal executive office)             (Zip Code)

                                  310 278-1930
                                  ------------
                (Registrant's Telephone Number, Including Area Code)


                ____________________________________________________
                (Former name, former address and former fiscal year,
                           if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,834,607 shares of common stock outstanding at November 10, 1998.

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997 (AUDITED)


 ASSETS                                 SEPTEMBER 30, 1998        DECEMBER 31, 1997
-----------------------------------------------------------------------------------
Cash and cash equivalents                 $    403,000              $  1,738,000
Securities available-for-sale, at fair
  value                                     27,234,000                18,405,000
Investment in limited partnerships
  that invest in securities                  1,953,000                 2,314,000
Loans receivable, net                        9,525,000                 7,081,000
Accounts receivable                            857,000                 1,002,000
Income tax refunds receivable                    --                    1,954,000
  Less: allowance for doubtful
    receivable                                   --                   (1,954,000)
                                        -------------------------------------------
Income tax refunds receivable, net               --                        --
Accrued interest receivable                    997,000                   801,000
Real estate acquired through
  foreclosure                                  833,000                   833,000
Telephone systems, net                         434,000                   834,000
Property and equipment, net                    156,000                   710,000
Goodwill, net                                  811,000                   881,000
Other assets                                    91,000                   271,000
                                        -------------------------------------------
TOTAL ASSETS                              $ 43,294,000              $ 34,870,000
                                        -------------------------------------------
                                        -------------------------------------------
LIABILITIES AND
SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------
LIABILITIES:
Accounts payable                          $    569,000              $    669,000
Accrued expenses                             2,102,000                 1,915,000
Mortgage payable                                 --                      655,000
Income taxes                                 8,564,000                 5,366,000
Minority interest in limited
  partnership                                  168,000                   297,000
                                        -------------------------------------------
TOTAL LIABILITIES                           11,403,000                 8,902,000
                                        -------------------------------------------
SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000
  shares authorized: 7,835,000 shares
  issued and outstanding in 1998 and
  1997                                       7,835,000                 7,835,000
Capital in excess of par value              55,943,000                55,943,000
Accumulated deficit                        (32,036,000)              (37,823,000)
Accumulated other comprehensive income         149,000                    13,000
                                        -------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                  31,891,000                25,968,000
                                        -------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                  $ 43,294,000              $ 34,870,000
                                        -------------------------------------------
                                        -------------------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                            Nine Months   Nine Months   Three Months   Three Months
                               Ended         Ended         Ended          Ended
REVENUES:                     9/30/98       9/30/97       9/30/98        9/30/97
---------                   -----------   -----------   ------------   ------------
Interest on loans           $   888,000   $   902,000    $  257,000     $  326,000
Loan fees                        49,000       200,000        22,000          --
Interest on securities
  available-for-sale and
  money market funds            969,000       689,000       390,000        205,000
Unrealized gains (losses) on
  limited partnerships that
  invest in securities         (342,000)         --        (364,000)          --
Gain (loss) on sale of
  securities available-for-
  sale                         (234,000)      182,000      (246,000)       164,000
Lawsuit settlement, net            --         522,000          --             --
Telephone system revenue      1,181,000     1,107,000       464,000        370,000
Sales to auto dealers        15,017,000          --       5,053,000           --
Gain (loss) from equity
  investment                  5,887,000      (129,000)         --           (7,000)
Interest on tax refund        2,644,000          --            --             --
Other income                     27,000       151,000         5,000         54,000
                            -------------------------------------------------------
Total Revenues               26,086,000     3,624,000     5,581,000      1,112,000
                            -------------------------------------------------------
EXPENSES:
Telephone time charges          489,000       556,000       121,000        185,000
Cost of sales to auto
  dealers                    14,221,000          --       4,723,000           --
Other telephone system
  charges                       439,000       454,000       110,000        146,000
General and administrative    3,086,000     1,088,000       966,000        347,000
                            -------------------------------------------------------
Total Expenses               18,235,000     2,098,000     5,920,000        678,000
                            -------------------------------------------------------

INCOME (LOSS) BEFORE INCOME
TAXES AND MINORITY INTEREST   7,851,000     1,526,000      (339,000)       434,000

INCOME TAX PROVISION         (2,013,000)     (625,000)      155,000       (180,000)

MINORITY INTEREST IN INCOME
OF CONSOLIDATED PARTNERSHIP     (50,000)      (24,000)      (45,000)       (10,000)
                            -------------------------------------------------------
NET INCOME (LOSS)           $ 5,788,000    $  877,000    $ (229,000)    $  244,000
                            -------------------------------------------------------
                            -------------------------------------------------------
Net income (loss) per common
  share:
    Primary                      $ 0.74        $ 0.11       $ (0.03)        $ 0.03
    Fully Diluted                  0.73          0.11         (0.03)          0.03

 Weighted average shares
 outstanding:
    Basic                     7,835,000     7,835,000     7,835,000      7,835,000
    Diluted                   7,937,000     7,865,000     7,835,000      7,880,000

See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  NINE MONTHS      NINE MONTHS
                                                 ENDED 9/30/98    ENDED 9/30/97
                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 5,788,000      $   877,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
Provision for loan losses and doubtful
  receivables                                          85,000             --
Depreciation, amortization, and accretion,
  net                                                 154,000          (38,000)
Loss (gain) on sales of securities
  available-for-sale                                  173,000         (309,000)
Unrealized losses on limited partnerships
  that invest in securities                           360,000             --
Loss from equity investment                              --            129,000
Gain on sale of property and equipment               (183,000)            --
Decrease (increase) in accounts receivable            145,000          (44,000)
Increase in accrued interest receivable              (293,000)        (224,000)
Net change in income taxes                          3,108,000          761,000
Decrease (increase) in other assets                   180,000          (33,000)
Net change in accounts payable                       (100,000)         (69,000)
Net change in accrued expenses                        187,000           12,000
Net change in mortgage payable                       (655,000)            --
Net change in minority interest                      (129,000)         (49,000)
                                                  ----------------------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                        8,820,000        1,013,000
                                                  ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities                            (32,773,000)     (38,389,000)
Proceeds from sales of securities                  23,989,000       41,437,000
Loan originations and purchases                    (2,684,000)      (7,384,000)
Principal collected on loans receivable               372,000        2,907,000
Net change in due to broker                              --         (1,200,000)
Proceeds from sale of property and
  equipment                                         1,070,000             --
Purchase of property & equipment                     (129,000)            --
                                                  ----------------------------
NET CASH USED IN INVESTING
  ACTIVITIES                                      (10,155,000)      (2,629,000)
                                                  ----------------------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                      (1,335,000)      (1,616,000)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                         1,738,000        2,310,000
                                                  ----------------------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                          $   403,000      $   694,000
                                                  ----------------------------
                                                  ----------------------------

Supplemental schedule of non cash investing and financing activities:

Tax effect of increased (reduced)
  unrealized gain on securities
  available-for-sale                              $    90,000      $  (255,000)
                                                  ----------------------------
                                                  ----------------------------


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                               NINE MONTHS        NINE MONTHS
                                              ENDED 9/30/98      ENDED 9/30/97
                                              -------------      -------------
Net income                                     $ 5,788,000         $ 877,000
                                              -------------      -------------
Other comprehensive income/(loss), net
  of tax:

  Unrealized gains on securities:
    Unrealized holding gains/(losses)
      arising during period                        146,000          (272,000)
    Less: reclassification adjustment
      for gains included in net income             (10,000)         (109,000)
                                              -------------      -------------
Other comprehensive income/(loss)                  136,000          (381,000)
                                              -------------      -------------
Comprehensive income                           $ 5,924,000         $ 496,000
                                              -------------      -------------
                                              -------------      -------------


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1998

1.   BASIS OF PRESENTATION

     In the opinion of Westminster Capital, Inc. and consolidated entities (the "Corporation"), the accompanying unaudited consolidated financial statements, prepared from the Corporation's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation's financial condition as of September 30, 1998 and December 31, 1997, and the results of operations, statements of cash flows and statements of comprehensive income for the periods ended September 30, 1998 and 1997.

     The consolidated financial statements include the accounts of Westminster Capital, Inc., its wholly owned subsidiaries and a 75% interest in a limited partnership, Global Telecommunications Systems, LTD ("Global Telecommunications").

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to present the financial position, results of operations, statements of cash flows and statements of comprehensive income in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent report on Form 10-K which contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1998 and for the year then ended.

2.   SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at September 30, 1998 and December 31, 1997 are as follows (in thousands):


                                                   Gross             Gross
                                                 Unrealized        Unrealized         Estimated
                              Amortized Cost       Gains             Losses           Fair Value
                              --------------     ----------        ----------         ----------
September 30, 1998:
U.S. Treasury and Agency
  Securities                     $ 26,245        $    294           $   --             $ 26,539
Equity and Debt Securities            737              50              (92)                 695
                                 --------        --------           ------             --------
  Total                          $ 26,982        $    344           $  (92)            $ 27,234
                                 --------        --------           ------             --------
                                 --------        --------           ------             --------

                                                   Gross             Gross
                                                 Unrealized        Unrealized         Estimated
                              Amortized Cost       Gains             Losses           Fair Value
                              --------------     ----------        ----------         ----------
December 31, 1997:
U.S. Treasury and Agency
  Securities                     $ 17,387        $     20           $    --            $ 17,407
Equity and Debt Securities            991              52               (45)                998
                              --------------     ----------        ----------         ----------
  Total                          $ 18,378        $     72           $   (45)           $ 18,405
                              --------------     ----------        ----------         ----------
                              --------------     ----------        ----------         ----------

     Maturities of U.S. Treasury and Agency Securities were as follows at September 30, 1998 (in thousands):


                                        Amortized          Fair
                                          Cost            Value
                                        ---------        -------
Due within one year                      $  6,997        $ 7,079

Due after one year through
  five years                               19,248         19,460
                                        ---------        -------
                                         $ 26,245        $26,539
                                        ---------        -------
                                        ---------        -------

     Gross unrealized gains include the value ascribed to warrants which have a readily determinable value, whether detached or attached to securities.

3.   LOANS RECEIVABLE

     The Corporation's loans receivable outstanding at September 30, 1998 and December 31, 1997 were comprised of the following (in thousands):


                                 September, 1998          December 31, 1997
                                 ---------------          -----------------
     Loans secured by
       auto leases, net of
       discount                      $   16                    $    132
     Loans, net of fees,
       secured by trust
       deeds or mortgages             2,643                       1,543
     Loans secured by other
       collateral                     6,866                       5,306
     Unsecured loans                    --                          100
                                     ------                    --------
          Total                      $9,525                    $  7,081
                                     ------                    --------
                                     ------                    --------

4.   INCOME TAXES

     Effective April 1, 1998, the Franchise Tax Board ("FTB") and the Corporation entered into a settlement pursuant to which the State of California refunded 50% of the amounts claimed for refund by the Corporation for the years ended December 31, 1987 and 1988, plus interest on those amounts from the date the taxes were originally paid. As a result, the Corporation received refunds in the amounts of $3,834,000 including accrued interest of $2,355,000 for the year ended December 31, 1987 and $495,000 including accrued interest of $289,000 for the year ended December 31, 1988.

     Since the Corporation's original claims for refund were initially established as receivables due from the FTB but were subsequently fully reserved for due to uncertainty as to collectability, the combined refunds from the FTB in the amount of $1,686,000 have been recorded as a reduction of the Corporation's provision for income taxes and the accrued interest from the FTB in the amount of $2,644,000 has been recorded as interest income during the nine months ended September 30, 1998.


5.   GAIN ON SALE OF EQUITY INVESTMENT

     On September 23, 1996, the Corporation acquired a 40% interest in Pink Dot, Inc. ("Pink Dot"), a home delivery shopping company, for $500,000. The excess of the cost of the investment over 40% of the equity at the date of investment was recorded as goodwill and was amortized over a 10 year period. The Corporation recorded a loss of $686,000 in 1997 in connection with its 40% equity investment in Pink Dot. As this loss exceeded the carrying amount of the Corporation's investment account and goodwill related to Pink Dot, the carrying amount of loans receivable from Pink Dot was reduced by $391,000. No losses were recorded by the Corporation during 1998.

     On February 26, 1998, the Corporation sold its 40% equity investment in Pink Dot to the owner of the other 60% of the common stock of Pink Dot for a purchase price of $6,000,000. The purchase price originally evidenced by a secured promissory note in the amount of $6,000,000, was paid in full together with accrued interest of $102,000 on June 2, 1998.

     Accordingly, the Corporation recorded a gain of $5,887,000 during the nine months ended September 30, 1998. The gain includes the reinstatement of the previous write-down of the carrying value of the loans receivable from Pink Dot in the amount of $391,000, net of various closing costs associated with this sale in the amount of $126,000, and net of imputed interest of $378,000. This imputed interest reflects an adjustment to the interest rate on two loans receivable from Pink Dot based on the increased risk associated with those loans, arising from this recent change in contractual relationship between the Corporation and Pink Dot. The resulting yield on the loans of 15% is deemed by management to be a market rate for loans with similar characteristics.


6.   TELEPHONE SYSTEM REVENUE

     On May 27, 1998, Global Telecommunications Systems, LTD. reached a settlement with the Navy for the cancellation of the service contract at the Miramar naval base to take effect on June 30, 1998. Under this settlement agreement, Global received a settlement payment of $349,000 and additional sums from liquidation of the receivables associated with this contract through August 1, 1998.

     The Corporation recorded a gain of $229,000 from the settlement of the Miramar contract, which amount is included in Telephone Systems Revenue for the three and nine month periods ended September 30, 1998.


7.   NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. Common stock equivalents have been excluded from the computation of net loss per common share for the three months ended September 30, 1998, because their effect is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


     THROUGHOUT THIS QUARTERLY REPORT ON FORM 10-Q, THE CORPORATION MAKES FORWARD LOOKING STATEMENTS REGARDING VARIOUS ASPECTS OF ITS BUSINESS AND AFFAIRS, INCLUDING STATEMENTS ABOUT FUTURE REVENUES AND INCOME OF GLOBAL TELECOMMUNICATIONS, THE ADEQUACY OF COLLATERAL FOR TWO LOANS IN DEFAULT, DISCLOSURES CONCERNING INFORMATION SYSTEMS AND "YEAR 2000" COMPLIANCE, AND THE FUTURE CASH NEEDS OF THE CORPORATION. THESE FORWARD LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS.
STATEMENTS ABOUT CLAIMS AND DEFENSES IN LITIGATION MAY TURN OUT TO BE INCORRECT BECAUSE ALL OF THE FACTS THAT WILL BE PRESENTED AT TRIAL ARE NOT KNOWN NOW, CERTAIN ASPECTS OF THE APPLICABLE LAW MAY BE UNCERTAIN AND THE JUDGEMENT OF THE JUDGE OR JURY IS SUBJECTIVE AND INCAPABLE OF BEING PREDICTED ACCURATELY. STATEMENTS ABOUT FUTURE EARNINGS AND REVENUES AND THE ADEQUACY OF CASH RESOURCES FOR FUTURE NEEDS ARE UNCERTAIN BECAUSE OF THE UNPREDICTABILITY OF FUTURE EVENTS AFFECTING SUCH STATEMENTS. STATEMENTS ABOUT THE ADEQUACY OF REAL ESTATE COLLATERAL INVOLVE PREDICTIONS AS TO WHAT A BUYER WILL BE WILLING TO PAY FOR THE PROPERTY IN THE FUTURE, WHICH CANNOT BE KNOWN WITH CERTAINTY.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Revenues for the three months ended September 30, 1998 were $5,581,000 as compared to $1,112,000 for the three months ended September 30, 1997. The increase in revenues was primarily attributable to the acquisition of Westland Associates, which was acquired on November 12, 1997 and which generated revenues of $5,053,000 during the three months ended September 30, 1998.

     Interest on loans was $257,000 during the three months ended September 30, 1998 as compared to $326,000 during the three months ended September 30, 1997. Interest on loans decreased despite the increase in average notes receivable during the current period compared to the prior year period, due principally to the non-accrual of interest on certain non-performing loans (see below). Interest on securities available-for-sale and money market funds was $390,000 during the three months ended September 30, 1998 as compared to $205,000 during the three months ended September 30, 1997 due to the higher average invested funds during the current three month period.

     During the three months ended September 30, 1998, the Corporation recorded unrealized losses on limited partnerships that invest in securities of $364,000, with no such losses recorded during the three months ended September 30, 1997. The limited partnerships invest in equity and debt securities and the Corporation records gains and losses on these investments based upon the equity method of accounting.

     For the three months ended September 30, 1998, the Corporation incurred a loss on sale of securities of $246,000 compared to a gain of $164,000 in the previous year period. During the quarter ended September 30, 1998, the Corporation recorded a permanent impairment write-down of $250,000 on an equity security, which amount is included in loss on sale of securities available-for-sale in the Consolidated Statements of Operations.

     Telephone system revenues increased from $370,000 during the three months ended September 30, 1997 to $464,000 during the three months ended September 30, 1998, due to a gain of $229,000 arising from receipt of a settlement payment on cancellation of the service contract for the Miramar Naval Air

Station effective June 30, 1998. Excluding this settlement, telephone system revenues declined by 36.5% to $235,000, due principally to the loss of the Miramar contract. Operating expenses decreased from $331,000 during the three months ended September 30, 1997 to $231,000 during the three months ended September 30, 1998, due to the loss of the Miramar contract. Future revenues and income realized by the Corporation in connection with its 75% interest in Global Telecommunications will be reduced because Global Telecommunications lost the contract for the Miramar naval base effective June 30, 1998.

     Revenues of $5,053,000 generated by Westland Associates, reported under the caption "Sales to auto dealers" in the consolidated financial statements were offset by direct costs of $4,723,000 reported under the caption "Cost of sales to auto dealers", resulting in gross profit before operating expenses of $330,000. Operating expenses were $403,000 and are included in general and administrative expenses (see below). The net operating loss of $73,000 is attributable to operating costs associated with the introduction of a new product line, increased payroll costs from an added management executive and amortization of goodwill in connection with the purchase of Westland Associates.

     General and administrative expenses increased $619,000 from $347,000 during the three months ended September 30, 1997 to $966,000 during the three months ended September 30, 1998. A significant portion of this increase, or $403,000, was attributable to Westland Associates, which was acquired by the Corporation in November 1997. Increased payroll expense of $122,000 and legal expenses of $74,000 comprise the bulk of additional general and administrative expense. Payroll expenses have risen due to increases in compensation and the addition of a financial executive. Legal expenses have risen due to litigation expenses in connection with recovery efforts on two loans receivable which are in default, and increased transactional activity.

     The Corporation incurred a net loss of $229,000 for the three months ended September 30, 1998, as compared to net income of $244,000 for the three months ended September 30, 1997. Basic earnings (loss) per share were ($0.03) for the three months ended September 30, 1998 versus $0.03 for the three months ended September 30, 1997. Diluted earnings (loss) per share were ($0.03) for the three months ended September 30, 1998 as compared to $0.03 for the three months ended September 30, 1997. Weighted average basic shares outstanding were 7,835,000 at both September 30, 1998 and at September 30,1997. Weighted average diluted shares outstanding were 7,835,000 at September 30,1998, as compared to 7,880,000 at September 30,1997.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Revenues were $26,086,000 for the nine months ended September 30, 1998 compared to $3,624,000 for the nine months ended September 30, 1997. The increase in revenues of $22,462,000 is due to several factors, including the acquisition of Westland Associates on November 12, 1997 which generated revenues of $15,017,000 for the current period, gain in the amount of $5,887,000 from the sale of the Corporation's equity interest in Pink Dot, and interest received of $2,644,000 in connection with the Franchise Tax Board settlement.

     Revenues for the nine month period ended September 30, 1997 included recoveries net of court directed attorney's fees of $522,000 received from the Drexel, Milken litigation. No such recoveries were received during the nine months ended September 30, 1998. While additional settlement payments may be received in the Drexel, Milken litigation over time, there is diminishing likelihood that any such payments will be received and if received, that the amounts received will be as great as amounts previously received.

     Interest on loans was $888,000 during the nine months ended September 30, 1998 compared to $902,000 during the nine months ended September 30, 1997. Interest on loans decreased despite the increase in average notes receivable during the current period compared to the prior year period, due principally to the non-accrual of interest on certain non-performing loans (see below). Interest on securities available-for-sale and money market funds was $969,000 for the nine months ended September 30, 1998 compared to $689,000 for the corresponding prior year period due to the higher average invested funds during the current nine months. Loan fee revenue was $49,000 during the nine months ended September 30, 1998 compared to $200,000 during the period ended September 30, 1997.

     During the nine months ended September 30, 1998, the Corporation recorded unrealized losses on limited partnerships that invest in securities of $342,000, with no such losses recorded during the nine months ended September 30, 1997. These limited partnerships invest in equity and debt securities and the Corporation records gains and losses on these investments based upon the equity method of accounting.

     The loss on sale of securities was $234,000 compared to a gain of $182,000 in the previous year to date period. During the nine months ended September 30, 1998, the Corporation recorded a permanent impairment write-down of $250,000 on an equity security, which amount is included in loss on sale of securities available-for-sale in the Consolidated Statements of Operations.

     Telephone system revenues increased from $1,107,000 for the nine months ended September 30, 1997 to $1,181,000 for the nine months ended September 30, 1998 due to a gain of $229,000 arising from receipt of a settlement payment on cancellation of the service contract for the Miramar Naval Air Station effective June 30, 1998. Excluding this settlement, telephone system revenues declined by 14% to $952,000, due principally to the loss of the Miramar contract. Operating expenses decreased from $1,010,000 for the nine months ended September 30, 1997 to $928,000 for the nine months ended September 30, 1998, due to the loss of the Miramar contract. Future revenues and income realized by the Corporation in connection with its 75% interest in Global Telecommunications will be reduced because Global Telecommunications lost the contract for the Miramar base effective June 30, 1998.

     Revenues of $15,017,000 generated by Westland Associates for the nine months ended September 30, 1998 were offset by direct costs of $14,221,000, resulting in gross profit before operating expenses of $796,000. Operating expenses for the nine months were $1,331,000 and are included in general and administrative expenses (see below). The net operating loss of $535,000 is attributable to operating costs associated with the introduction of a new product line, increased payroll costs from an added management executive and amortization of goodwill in connection with the purchase of Westland Associates.

     General and administrative expenses increased $1,998,000 from $1,088,000 during the nine months ended September 30, 1997 to $3,086,000 during the nine months ended September 30, 1998. A significant portion of this increase, or $1,331,000, was attributable to Westland Associates, which was acquired by the Corporation in November 1997. Legal, accounting and tax advice relating to the sale of the Corporation's interest in Pink Dot, collection of the promissory note evidencing the purchase price, possible business transactions and planning, totaling $286,000, increased payroll costs of $109,000 due to increases in compensation and the addition of a financial executive, and bad debt expense in the amount of $120,000, contributed toward this increase.
The balance related to the Corporation's expanded business activities.

     Although the Corporation had income before taxes of $7,851,000 during the nine-months ended September 30, 1998, an income tax provision of $2,013,000 was recorded for this period, representing a 25.6% effective tax rate. The difference between the tax provision recorded and the amount based on statutory rates is primarily due to the $1,686,000 tax refund received from the California Franchise Tax Board which was recorded as a reduction to the income tax provision.

     Net income for the nine months ended September 30, 1998 was $5,788,000 compared to $877,000 for the period ended September 30, 1997. Basic earnings per share were $0.74 for the nine months ended September 30, 1998 compared to $0.11 for the nine months ended September 30, 1997. Diluted earnings per share were $0.73 for the nine months ended September 30, 1998 versus $0.11 for the nine months ended September 30, 1997. Weighted average basic shares were 7,835,000 for both the nine months ended September 30, 1998 and 1997. The weighted average diluted shares outstanding were 7,937,000 for the nine months ended September 30, 1998 compared to 7,865,000 for the corresponding year earlier period.

LOANS RECEIVABLE

     The Corporation's loans receivable at September 30, 1998 were $9,525,000 as compared to $7,081,000 at December 31, 1997. During the three and nine months ended September 30, 1998, advances of $387,000 and $1,584,000, respectively, were made on existing loan commitments. Additionally on August 6, 1998, the Corporation made a loan of $1,100,000, secured both by a second trust deed on certain real estate in Las Vegas, Nevada, and by certain other collateral. The loan requires monthly payments of interest only at 15% per annum beginning September 5, 1998, and the repayment of principal on August 1, 1999.

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

     Partially offsetting these increases in the Corporation's loans receivable portfolio, were loan payoffs of $233,000 and paydowns of $139,000 on the Corporation's loans secured by auto leases.

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

     At September 30, 1998, two loans secured by trust deeds or mortgages in the principal amounts of $1,050,000 and $520,000 were in default. The Corporation commenced foreclosure proceedings in October 1997 on the loan in the principal amount of $1,050,000, and commenced foreclosure proceedings in February 1998 on the loan in the principal amount of $520,000. The Corporation has discontinued the accrual of interest on these loans since the respective foreclosures were commenced. Management believes that the real estate collateral for the respective loans will be sufficient to cover the Corporation's recorded investment on each loan.

LIQUIDITY

     The Corporation's cash and cash equivalents decreased by $1,335,000 during the nine months ended September 30, 1998. The Corporation's sources of cash during the three month period were $23,989,000 from the sale of investment securities, $8,820,000 from operating activities, $1,070,000 from the sale of property and equipment including $606,000 from the sale of a building owned by Westland Associates and $464,000 from the termination and settlement of the service contract for the Miramar Naval Air Station, and $372,000 from principal collected on loans receivable. The Corporation's uses of cash during the nine month period included $32,773,000 for the purchase of securities available for sale, $2,684,000 for loan originations and advances, and $129,000 for the purchase of property and equipment. The Corporation held U.S. government and agency securities with a market value of $27,234,000 at September 30, 1998.

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

INFORMATION SYSTEMS AND "YEAR 2000" COMPLIANCE

     The Corporation has taken actions to understand the nature, extent and cost of the work required to make its systems and infrastructure Year 2000 complaint, but has not yet completed this assessment. To the extent necessary to address material Year 2000 issues, the Corporation plans to obtain current release or upgrades from software vendors prior to the end of 1998. The Corporation continues to evaluate the estimated costs associated with this work as actual information becomes available.

     The Corporation has not fully determined the extent to which its customers and vendors systems may not be compliant. There can be no assurance that the systems of other companies which the Corporation deals with will be timely converted or that such failure to convert by another company would not have an adverse effect on the Corporation's financial position. While the Corporation believes that it will be able to manage its total Year 2000 program without any material adverse effect on its financial condition, results of operations or cash flows, no assurance can be given that any or all of the Corporation's systems will be Year 2000 compliant, or that the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Corporation's financial condition, results of operations or cash flows.

     The Corporation is developing contingency plans to alter business relationships in the event certain third parties fail to become Year 2000 compliant.

                          PART II-OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
           (a)  Exhibits:
                  27 - Financial Data Schedule
           (b)  Reports on Form 8-K
                  None

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 1998                    WESTMINSTER CAPITAL, INC.
                                              (Registrant)

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