Form 10-K405
period 1998-12-31
WESTMINSTER CAPITAL INC
filed 1999-04-08
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of Each Class
          COMMON STOCK,                Name of Each Exchange on which Registered
          $1.00 PAR VALUE PER SHARE    PACIFIC STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price on the Pacific Stock Exchange of its common stock on March 1, 1999 was approximately $7,794,366. For purposes of the foregoing calculation, certain persons that have filed reports on Schedule 13D with the Securities and Exchange Commission with respect to the beneficial ownership of more than 5% of the Registrant's outstanding voting stock and directors and executive officers of the Registrant have been excluded from the group of stockholders deemed to be nonaffiliates of the Registrant.

The number of shares of common stock, $1.00 par value per share, of the Registrant outstanding as of March 1, 1999, was 7,834,607.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders scheduled to be held on May 27, 1999 are incorporated by reference in Part III of this Form 10-K.

                            WESTMINSTER CAPITAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                    CONTENTS

PART I

         ITEM 1.     BUSINESS                                                  3

         ITEM 2.     PROPERTIES                                                9

         ITEM 3.     LEGAL PROCEEDINGS                                        10

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS                                                  12

PART II

         ITEM 5.     MARKET FOR THE CORPORATION'S COMMON EQUITY AND
                     RELATED STOCKHOLDER MATTERS                              13

         ITEM 6.     SELECTED FINANCIAL DATA                                  14

         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS            15

         ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                     MARKET RISK                                              24


         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              25

         ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE                   56

PART III

         ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                     CORPORATION                                              56

         ITEM 11.    EXECUTIVE COMPENSATION                                   56

         ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT                                           56

         ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           56

PART IV.

         ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                     REPORTS ON FORM 8-K                                      57

Index of Exhibits                                                             60

                                     PART I

ITEM 1.   BUSINESS

     THROUGHOUT THIS ANNUAL REPORT, WESTMINSTER CAPITAL, INC. (THE "CORPORATION") MAKES FORWARD LOOKING STATEMENTS REGARDING VARIOUS ASPECTS OF ITS BUSINESS AND AFFAIRS, INCLUDING STATEMENTS IN ITEM 1 - "BUSINESS" REGARDING BUSINESS STRATEGY; STATEMENTS IN ITEM 3 -"LEGAL PROCEEDINGS" REGARDING THE MERITS OF CLAIMS AND DEFENSES IN LITIGATION; AND STATEMENTS IN
ITEM 7 -"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ABOUT FUTURE REVENUES AND INCOME OF WESTLAND ASSOCIATES AND GLOBAL TELECOMMUNICATIONS LTD, THE ADEQUACY OF COLLATERAL FOR LOANS IN DEFAULT, THE FUTURE CASH NEEDS OF THE CORPORATION AND YEAR 2000 COMPLIANCE OF THE CORPORATION'S COMPUTER SYSTEMS. THESE FORWARD LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. STATEMENTS ABOUT BUSINESS STRATEGY MAY NOT BE ACCURATE BECAUSE THE CORPORATION MAY NOT IDENTIFY ATTRACTIVE ACQUISITION CANDIDATES OR BE ABLE TO COMPLETE ACQUISITIONS ON ACCEPTABLE TERMS. STATEMENTS ABOUT CLAIMS AND DEFENSES IN LITIGATION MAY TURN OUT TO BE INCORRECT BECAUSE ALL OF THE FACTS THAT WILL BE PRESENTED AT TRIAL ARE NOT KNOWN NOW, CERTAIN ASPECTS OF THE APPLICABLE LAW MAY BE UNCERTAIN AND THE JUDGEMENT OF THE JUDGE OR JURY IS SUBJECTIVE AND INCAPABLE OF BEING PREDICTED ACCURATELY. STATEMENTS ABOUT FUTURE EARNINGS AND REVENUES AND THE ADEQUACY OF CASH RESOURCES FOR FUTURE NEEDS ARE UNCERTAIN BECAUSE OF THE UNPREDICTABILITY OF FUTURE EVENTS AFFECTING SUCH STATEMENTS. STATEMENTS ABOUT THE ADEQUACY OF REAL ESTATE COLLATERAL INVOLVE PREDICTIONS AS TO WHAT A BUYER WILL BE WILLING TO PAY FOR THE PROPERTY IN THE FUTURE, WHICH CANNOT BE KNOWN WITH CERTAINTY. STATEMENTS ABOUT YEAR 2000 COMPLIANCE ARE IN PART DEPENDENT UPON PERFORMANCE BY THIRD PARTIES OVER WHOM THE CORPORATION DOES NOT HAVE CONTROL.

GENERAL

     The Corporation owns all or a substantial interest in several operating businesses and also engages in the secured lending business. The Corporation classifies its enterprise into three segments, namely (i) finance and secured lending (ii) group purchasing services and (iii) other business.

FINANCE AND SECURED LENDING - The Corporation engages in lending activity, originating or purchasing loans that are generally secured and do not exceed thirty-six months in duration. Assets not employed in its operations are invested in securities available-for-sale. These securities consist principally of U.S. Government securities, but to a limited extent include investments in common and preferred stocks, warrants, convertible debentures and investments in limited partnerships that invest in securities.

GROUP PURCHASING SERVICES - The Corporation owns a 100% interest in a company which provides group purchasing of goods and services for new car dealers (See "Westland Associates" below).

OTHER BUSINESS - This segment comprises all other business activity and includes the ownership of a majority interest in a telephone company serving military personnel (See "Telephone Company," below), and the results of a one-time settlement from the Franchise Tax Board of the State of California and other settlement income (See Item 7 - "Management's Discussion and

Analysis of Financial Condition and Results of Operations" for further information on the Franchise Tax Board settlement and other settlement income).

     Revenues, operating profits and other financial data of the Corporation's industry segments for the three years ending December 31, 1998, are set forth in Note 9 of Notes to Consolidated Financial Statements.

     The Corporation is a Delaware corporation formed in 1959. The executive office of the Corporation is located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212 and its telephone number is (310) 278-1930.

BUSINESS STRATEGY

     The Corporation intends to pursue the acquisition of controlling interests in additional operating businesses. However, no assurances can be given that the Corporation will be able to identify attractive opportunities, or if it does, that it will be able to complete acquisitions on acceptable terms.

     As the Corporation acquires interests in other operating businesses or originates or purchases loans, it intends to liquidate securities available-for-sale as may be necessary to consummate acquisitions or fund loans.

RECENT ACQUISITIONS

     Effective January 1, 1999, the Corporation exercised its option to convert a convertible debt obligation into a 50% equity interest in Touch Controls, Inc (see below).

     On January 11, 1999, the Corporation entered into a Membership Interest Purchase Agreement to acquire an 80% interest in One Source Industries, LLC ("One Source") for cash consideration of $4.8 million paid at closing, deferred consideration of $196,000, plus up to an additional $2.15 million in deferred contingent cash consideration that may be paid over the next four years based on the performance of One Source during such period. One Source provides turn-key packaging and point-of-sale displays for a broad spectrum of consumer products ranging from computer software to food products. The acquisition was financed using existing cash reserves.

BUSINESS SEGMENTS

FINANCE AND SECURED LENDING

LOANS

     The Corporation originates and, from time to time, purchases loans that are generally secured by real estate, personal property or other collateral. In connection with each loan proposal, the Corporation considers the value and quality of the real estate or other collateral available to secure the loan compared to the loan amount requested, the borrower's source of repayment, the proposed interest rate and repayment terms and the quality of the borrower. The Corporation holds the loans it originates or purchases in its portfolio to maturity or earlier payoff.

     At December 31, 1998, the Corporation's loans outstanding consisted of loans secured by trust deeds or mortgages in the principal amount of $2,643,000, loans secured by real estate and other collateral in the principal amount of $7,140,000.

     During 1998, loan activity included originations, advances under existing commitments, refinancings, pay-offs and foreclosure proceedings on defaulted loans. The Corporation originated a loan in the amount of $1,100,000 in August 1998, bearing interest at 15% per annum which is secured by real estate and other collateral. This loan requires monthly payments of interest only and the repayment of principal on August 1, 1999. In connection with the sale of the Corporation's investment in Pink Dot, the loans outstanding to Pink Dot in the principal amounts of $2,500,000 and $415,000, plus accrued interest, were replaced by two new promissory notes, in the amounts of $2,478,000, net of discount of $324,000, and $382,000, net of discount of $54,000, respectively. Both notes provide for the payment of monthly interest and are due in their entirety in March 2000. Both of the replacement notes are secured by all of the tangible and intangible assets of Pink Dot.

     During 1998, loans secured by automobile leases of $132,000 net of purchase discount were repaid in full, representing repayment of the remaining outstanding balance of loans which were originally purchased in 1995 for a purchase price of $3,551,000 net of a discount of $742,000. The loans secured by trust deeds or mortgages outstanding at December 31, 1998, include two unrelated notes of $1,050,000 net of discount of $25,000 and $520,000 net of discount of $2,000 that were originated in 1996, were originally due in 1998, and are in default. The Corporation commenced foreclosure proceedings in October 1997 on the loan in the principal amount of $1,050,000, and commenced foreclosure proceedings in February 1998 on the loan in the principal amount of $520,000. See Item 3 - "Legal Proceedings" for further information concerning foreclosure proceedings on these loans.

     A short-term loan secured by a second trust deed in the amount of $225,000 made in June 1997 went into default in August 1997. The loan was foreclosed in December 1997 and, as a result, the Corporation became the owner of the collateral, a single-family residence located in Newport Beach, California. The residence was subject to a first mortgage in the amount of $655,000, which the Corporation paid off in January 1998. The property, which had a carrying value of $833,000 at December 31, 1998, was subsequently sold in January 1999 for a sale price, net of commissions and closing costs, of $945,000.

CONVERTIBLE LOANS

     During 1997, the Corporation executed two convertible loan agreements. One agreement was with Touch Controls, Inc., ("Touch Controls"), and provides for a secured convertible loan of up to $800,000, bearing interest at a variable rate of interest equal to the "prime rate" of Wells Fargo Bank, compounded monthly, that is convertible into 50% of the common stock of Touch Controls. At December 31, 1998, the loan principal was fully funded. Touch Controls used the loan proceeds to expand its sales and marketing activities, finance accounts receivable and refine products. Effective January 1, 1999, the Corporation elected to convert the principal amount of the loan plus accrued interest of $56,584 into 50% of the common stock of Touch Controls.

     Touch Controls, headquartered in Fallbrook, California, is a privately-held company that specializes in the design, development and manufacture of enhanced infrared touch displays and workstations for industrial and public access environments. Touch Controls' products provide a simple and intuitive man/machine interface with customers' personal computers and/or operating systems in a wide range of industries and applications. Touch Controls' customers include end users, original equipment manufacturers and systems integrators.

     The second convertible loan was made to Physician Advantage LLC ("Physician Advantage") and provides for a partially secured convertible loan of up to $2,000,000 of which $270,000 is convertible into a 55% ownership interest in Physician Advantage. The loan bears interest at a variable rate equal to the "prime rate" plus one percent per annum, compounded monthly. The principal balance and all unpaid accrued interest are due in twenty-four equal monthly installments beginning November 20, 2000. The loan is secured by a security interest in all tangible and intangible assets of Physician Advantage.

     Westminster Capital's obligation to make advances on the loan is conditioned on Physician Advantage's ability to achieve enrollment of prescribed numbers of physicians and certain levels of net income before taxes as of the close of each calendar quarter. As of December 31, 1998, Physician Advantage had enrolled the prescribed number of physicians, but had not satisfied the required levels of net income before taxes at that date or as of the close of any calendar quarter during 1998. For the year ended December 31, 1998, Physician Advantage incurred an unaudited net loss of $908,000 versus a required milestone net income before taxes of $300,000. Notwithstanding the losses incurred by Physician Advantage, the Corporation has continued to make advances to that company and had advanced $1,442,000 at December 31, 1998. On March 1, 1999 advances to Physician Advantage totaled $1,506,000.

     On March 1, 1999, the Corporation granted Physician Advantage and its two shareholders an option to purchase the Corporation's convertible secured note at any time prior to May 17, 1999, for a purchase price equal to the then outstanding principal and accrued interest plus $600,000. As consideration for granting the option, the shareholders of Physician Advantage have agreed to transfer 15% of their equity interest in Physician Advantage to the Corporation effective May 17, 1999, in the event that the option is not exercised by that date.

     Physician Advantage, located in Encino California, was formed in November 1997 to carry on the business of providing group purchasing services for physicians originally started in September 1996 by Access Managed Care, Inc., now a wholly owned subsidiary of Physician Advantage. Physician Advantage has an exclusive, five year contract with a major national hospital operator, pursuant to which the hospital operator identifies for Physician Advantage the hospital operator's staff physicians and Physician Advantage solicits them to purchase medical supplies, office supplies and other products and services. The hospital operator has arranged for Physician Advantage to offer those products to physicians at discounts available to the hospital operator which are not otherwise available to physicians. Physician Advantage also has contracts with other physician affinity groups, such as preferred provider organizations and health maintenance organizations, to offer group purchasing services to their member-physicians. Physician Advantage is in the early stages of operations. It is in the process of enrolling physicians to use its group purchasing services and has advised the Corporation that approximately 30,000 physicians were enrolled at February 28, 1999. Physician Advantage does not maintain inventories or handle billing or collections, but monitors transactions between the physicians and the vendors and is paid a rebate related to the volume of business that is done. Revenues earned by Physician Advantage have been approximately $300,000 from inception to December 31, 1998.

SECURITIES AVAILABLE-FOR-SALE AND OTHER INVESTMENTS

     The Corporation invests its assets not employed in its operations in securities available-for-sale. These securities consist principally of U.S. Government and Agency securities, but also include investments in common and preferred stocks, warrants, and convertible debentures. The Corporation does not actively engage in investing in equity securities, but from time to time makes investments as opportunities arise which the Corporation believes are consistent with its operations. Certain of the equity securities owned by the Corporation were received by it as additional compensation for loans extended by the Corporation.

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

FINANCING OF PINK DOT

     Pink Dot, Inc. ("Pink Dot") provides home delivery service of grocery, delicatessen, bakery, salad bar, pasta bar, liquor, video and non-prescription pharmacy items through company-owned stores.

     The Corporation and Pink Dot entered into a Loan and Stock Purchase Agreement in November, 1995, which was amended in September, 1996. Under the agreement, the Corporation provided $3,000,000 in financing to Pink Dot to open stores in the Los Angeles area and to establish infrastructure necessary for the growth of Pink Dot. The financing consisted of loans of $2,500,000 and an investment of $500,000 in common stock representing 40% of the issued and outstanding shares of Pink Dot. In July 1997, the Corporation committed to loan an additional $1,000,000 to Pink Dot, of which $415,000 had been advanced at December 31, 1997.

     The consolidated financial statements include the results of this equity investment on the equity method until it was sold in February 1998. The Corporation recorded a loss of $686,000 in 1997 in connection with its 40% equity investment in Pink Dot. As this loss exceeded the carrying amount of the Corporation's investment account and goodwill related to Pink Dot, the carrying amount of the loans receivable from Pink Dot was reduced by $391,000.

     On February 26, 1998, the Corporation sold its 40% investment in Pink Dot to the owner of the other 60% of the common stock of Pink Dot, for a purchase price of $6,000,000. The purchase price originally evidenced by the buyer's promissory note in the principal amount of $6,000,000 was paid in full together with accrued interest of $101,821 on June 2, 1998. The Corporation recorded a gain of $5,887,000 from the sale of this investment during the year ended December 31, 1998.

     In connection with the sale of the Corporation's investment in Pink Dot, the loans outstanding to Pink Dot in the principal amounts of $2,500,000 and $415,000, plus accrued interest, were replaced by two new promissory notes, in the amounts of $2,478,000, net of discount of $324,000, and $382,000, net of discount of $54,000, respectively. Both notes provide for the payment of monthly interest and are due in their entirety in March 2000. Both of the replacement notes are secured by all of the tangible and intangible assets of Pink Dot.

GROUP PURCHASING SERVICES

WESTLAND ASSOCIATES

     The Corporation acquired 100% of the common stock of Westland Associates in 1997. Westland Associates was founded in 1957 and provides group purchasing of goods and services for new car dealers in California, Arizona, and Nevada. Westland Associates sells to more than 550 dealers and has relationships with over 80 vendors. Included on Westland Associates' list of vendors are nationally recognized companies such as Reynolds & Reynolds, Safety-Kleen, Sherwin Williams and National Sanitary.

     Westland Associates reviews new products, negotiates competitive pricing for its dealers, and assists in the introduction of new products to its dealers. For most vendors, Westland Associates also acts as the accounts receivable agency. Products are shipped directly to dealers by the vendors and Westland Associates is billed by the vendors for the items ordered by the dealers. Westland Associates then consolidates all vendor bills and sends a single statement to each dealer.

     The acquisition of Westland Associates has been accounted for using the purchase method of accounting and the consolidated financial statements include the results of Westland Associates from the date of the acquisition, November 12, 1997 through December 31, 1998, on a consolidated basis.

OTHER BUSINESS

TELEPHONE COMPANY

     Pursuant to existing contracts with three military bases, Global Telecommunications Systems, LTD ("Global Telecommunications") operates telephone network systems to serve officers and enlisted personnel with local and long distance telephone service. Global Telecommunications installed and owns the switches, wiring and individual telephone equipment at each of the bases, and maintains and operates that equipment with its personnel. Telephone system revenue is generated through the use of the system by the individual military personnel who are subscribers. Revenue is partially offset by time charges from the long distance telephone provider to Global Telecommunications.

     The Corporation acquired a limited partnership interest in Global Telecommunications in 1993. Under the Global Telecommunications partnership agreement the Corporation is entitled to 75% of the partnership distributions (which is proportional to its investment). The consolidated financial statements include this investment on a consolidated basis.

     Prior to June 30, 1998, Global Telecommunications operated telephone systems at four military basis. Effective that date, the Navy terminated Global Telecommunication's service to the Miramar Naval Air Station due to conversion of that base from a Navy to a Marine facility. Global Telecommunications reached a settlement with the Navy for the cancellation of the service contract at the Miramar Naval Air Station, in exchange for a payment of approximately $363,000 from the Navy plus additional sums of $46,000 from the sale of related assets. The assets of Global Telecommunications at Miramar Naval Air Station had a book value of $180,000 as of June 30, 1998. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further information on cancellation of the service contract for Miramar.

     Other business also includes settlement recoveries from a class action lawsuit filed against Drexel Burnham Lambert Inc. and various other parties in 1989 (See Item 3 - "Legal Proceedings"), and interest on a California Franchise Tax refund claim settlement received in 1998. For further information on income taxes see Note 13 of Notes to Consolidated Financial Statements.

EMPLOYEES

     As of December 31, 1998, the Corporation had twenty-one salaried employees, including six employees of Global Telecommunications and ten employees of Westland Associates. Three of the Corporation's employees are executive officers.

Employee distribution by industry segment is as follows:


                                                  Number
               Segment                            of employees
               Finance and lending                     5
               Group purchasing services              10
               Other business                          6

ITEM 2.   PROPERTIES

     The executive office of the Corporation is located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212, telephone (310) 278-1930. The Corporation's executive office is leased for a five year term ending in October 2002. These facilities also serve as the business location for all finance and lending activities.

     The Corporation's wholly-owned subsidiary, Westland Associates, conducts its operations from a 3,528 square-foot leased office suite located in Anaheim, California. The lease is for a five year term expiring in April 2003. Westland Associates previously owned and occupied an 11,000 square-foot facility in Santa Fe Springs, California used for office and warehouse space. This facility was sold in March 1998.

     The Corporation considers its facilities adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

     During 1998, the Corporation received $52,000 in net proceeds from a settlement of claims asserted on behalf of the Corporation and similarly situated parties, in a class action lawsuit against Drexel Burnham Lambert Inc., Michael Milken and other related parties in an action filed in the Los Angeles County Superior Court in 1989. The action involved claims of various violations of federal and state securities laws by the defendants. The $52,000 represents a recovery of approximately $80,000, less court directed attorneys' fees of approximately $28,000. From 1993 through 1997, the Corporation received approximately $23.3 million in net proceeds, which represents a recovery of approximately $35.9 million, less court directed attorneys' fees of approximately $12.6 million.

     A wholly-owned subsidiary of the Corporation was a party to litigation entitled BURES V. SILVER RIDGE APARTMENTS, LTD. filed in 1993 in the Eighth Judicial District Court of Clark County, Nevada. The case related to an apartment project that was sold in October, 1993 by a wholly-owned subsidiary of the Corporation, as successor general partner. The prior general partner had conveyed a security interest in its partnership interest to the Corporation's wholly-owned subsidiary. After a default on the secured obligation, the Corporation's wholly-owned subsidiary exercised its rights as a secured creditor, and, as a result, the partnership interest was acquired by the Corporation's wholly-owned subsidiary, which became the successor general partner. The plaintiff, who was a creditor of the prior general partner, alleged that he acquired a 69% interest in the partnership prior to the sale of the project as a result of judgment enforcement proceedings against the prior general partner. The lawsuit was dismissed for lack of prosecution in August, 1998 and cannot be refiled.

     In November 1996, the Corporation made a loan of $1,050,000 to a borrower and took as security for the loan a mortgage on certain real property, title to which was held by a trust of which the borrower was trustee. On October 9, 1997, the Corporation commenced foreclosure proceedings on the collateral, in an action entitled WESTMINSTER CAPITAL, INC. V. SUSAN WAGNER TRENHAM, INDIVIDUALLY, AND SUSAN WAGNER TRENHAM, AS TRUSTEE, in the Court of Common Pleas, County of Berkeley, South Carolina, seeking to sell the collateral and apply the proceeds of sale to pay the principal and unpaid interest on the note. On January 2, 1998, certain beneficiaries of the trust that holds title to the collateral filed a Motion to Intervene seeking to prevent the foreclosure, alleging that the Corporation acted improperly in lending money to the borrower, and accepting as security real property owned by the trust of which the borrower was the trustee. In a separate action entitled JOSEPH READ, PAUL READ, SEPHRA READ AND LEAH READ BARKOWITZ, AS BENEFICIARIES OF THE READ FAMILY TRUST V. SUSAN WAGNER TRENHAM, INDIVIDUALLY, AND SUSAN WAGNER TRENHAM, AS TRUSTEE OF THE READ FAMILY TRUST, AND WESTMINSTER CAPITAL, INC., filed January 2, 1998 in the Court of Common Pleas, County of Berkeley, South Carolina, the beneficiaries asserted causes of action similar to those set forth in the Motion to Intervene in the foreclosure action. The beneficiaries subsequently filed a motion to consolidate the foreclosure proceedings with the case initiated by the beneficiaries. The Corporation agreed to allow the beneficiaries to intervene in the foreclosure action in exchange for the beneficiaries' agreement to dismiss the companion case filed by the beneficiaries and to submit to the jurisdiction of the court hearing the foreclosure case. Thereafter, the parties filed various motions. On January 29, 1999, the court hearing the foreclosure action acted upon the motions and denied Mrs. Trenham's motion to set aside the default previously entered against her, denied the beneficiaries' motion for a jury trial and denied the Corporation's motion for summary judgment. A date for trial of the claims asserted by the beneficiaries has not yet been set.

     In accepting the collateral as security for the note, the Corporation relied on the trust documents granting the borrower absolute authority to mortgage the collateral and obtained title insurance for the mortgage it received. The Corporation believes that it acted properly in dispersing the loan proceeds to the borrower. The Corporation intends to pursue vigorously its right to the collateral. The title insurance company which insured the mortgage has appeared in the pending actions to defend on the issue of the trustee's lack of authority.

     In connection with the Corporation's efforts to foreclose on real estate collateral for a defaulted loan in the principal amount of $520,000, the debtor, Rousey Real Estate Investments, Inc., filed for protection under Chapter XI of the Bankruptcy Act on June 10, 1998 and a stay was issued preventing the Corporation from proceeding with a trustee's sale of the real estate collateral. On February 23, 1999, the Bankruptcy court rejected the debtor's plan of reorganization and lifted the stay, thus permitting the trustee's sale to proceed. On March 15, 1999, the debtor filed an appeal of the Bankruptcy Court's decision with the Federal District Court. No date has been set for a hearing with respect to the appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


EXECUTIVE OFFICERS OF REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in Part I of the Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999.

     The following table sets forth certain information with respect to the executive officers of the Corporation:

   NAME                              AGE           POSITION
   ----                              ---           --------
   William Belzberg                  66            Chairman of the Board
                                                   Chief Executive Officer

   Keenan Behrle                     56            Executive Vice President
                                                   Chief Financial Officer

   Rui Guimarais                     38            Vice President - Finance

     The term of office of the officers may be terminated at any time by the Board of Directors.

     Mr. William Belzberg has served as Chairman of the Board of Directors of the Corporation since 1977. Mr. Belzberg was also President and Chief Executive Officer of the Corporation in 1987 and 1988 and has served as Chief Executive Officer since September 1990.

     Mr. Keenan Behrle became Executive Vice President and Chief Financial Officer of the Corporation in February 1997. From November 1993 to February 1997, Mr. Behrle was engaged in real estate development activities for his own account. From 1991 to November 1993, Mr. Behrle was President and Chief Executive Officer of Metropolitan Development, Inc., a real estate development company located in Los Angeles, California. Mr. Behrle has been a director of the Corporation since 1985.

     Mr. Rui Guimarais has served as Vice President - Finance of the Corporation since May 1998. From February 1993 until he joined the Corporation, Mr. Guimarais was a Vice President at Showscan Entertainment Inc., ("Showscan") a public company. Mr. Guimarais held several management positions at Showscan including Vice President of Film and Theatre Operations and Financial Controller and Director of Theatre Operations. Mr. Guimarais is a Certified Public Accountant and Chartered Accountant (South Africa).

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

                                          HIGH            LOW
                                          ----            ---
         1998
         ----
         Fourth Quarter                $ 2 13/16        $2   5/8
         Third Quarter                   3   0/8         2   5/8
         Second Quarter                  3   0/8         2   5/8
         First Quarter                   3   5/8         2   3/8

         1997
         ----
         Fourth Quarter                $ 2   1/2        $2   1/4
         Third Quarter                   2   3/8         2   1/4
         Second Quarter                  2  5/16         1 13/16
         First Quarter                   2   5/8         2   1/8

     The Corporation had approximately 967 holders of record of its common stock as of February 24, 1999.

     The Corporation has not paid cash dividends since 1989 and intends to retain all excess cash resulting from its business operations, if any, for future acquisitions and investments.

ITEM 6.  SELECTED FINANCIAL DATA


                             SELECTED FINANCIAL DATA
                  (dollars in thousands except per share data)

                                            1998            1997            1996             1995            1994
                                            ----            ----            ----             ----            ----
FINANCIAL DATA:
Total assets                               $42,597         $34,870         $33,212          $28,199         $29,473
Cash and cash equivalents                      291           1,738           2,310            1,715             845
Loans receivable, net                        9,783           7,081           4,636            2,513             716
Securities available-for-sale               25,982          17,655          22,502           21,747          25,402
Telephone systems, net                         392             834           1,080            1,333           1,579
Total liabilities                           10,750           8,902           7,745            5,099           7,990
Shareholders' equity                        31,847          25,968          25,467           23,100          21,483
                                      --------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------

EARNINGS DATA:
Total revenues                           $  30,925        $  7,996        $  5,234         $  4,596        $  6,706
Interest income                              2,502           2,026           2,228            1,467           1,139
Loan fees                                       49             639             751              320              75
Lawsuit settlement, net                         52             950             813            1,209           3,528
Sales to auto dealers                       18,851           2,711               -                -               -
Telephone system revenue                     1,394           1,444           1,528            1,522           1,102
Gain (loss) on sale of securities               66             332              (3)              15               -
Interest on tax refund                       2,644               -               -                -               -
Gain (loss) from equity investment           5,887            (686)           (169)               -               -
Refund of litigation costs                       -               -               -                -             757
Net income (loss)                            5,827           1,371           1,571            1,308          (1,608)
                                      --------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------

PER SHARE DATA:
Net income (loss) per share                 $  .74          $  .17          $  .20           $  .17          $ (.21)
Book value per share (end of period)         $4.06           $3.31           $3.25            $2.96           $2.75
Weighted average diluted
  shares outstanding                         7,928           7,866           7,822            7,840           7,815
                                      --------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     At December 31, 1998, the Corporation's principal assets identified by segment consisted of the following:

FINANCE AND SECURED LENDING - Securities available-for-sale; loans which are generally secured by real estate, personal property or other collateral; limited partnerships that invest in securities; and cash and cash equivalents.

GROUP PURCHASING - A 100% ownership interest in the capital stock of Westland Associates, a company which performs group purchasing of goods and services for new car dealers in California, Arizona, and Nevada (See "Business - Westland Associates"). Westland Associates' assets include accounts receivable from customers, office furniture and equipment and other assets including cash and cash equivalents.

OTHER BUSINESS - A majority ownership interest in Global Telecommunications, a limited partnership engaged in constructing and operating local and long distance telephone services for military residential quarters (See "Business-Telephone Company"). Global Telecommunications assets include telephone systems, accounts receivable and cash and cash equivalents.

     Revenues, operating profits and other financial data of the Corporation's industry segments for the three years ended December 31, 1998, are set forth in
Note 9 of Notes to Consolidated Financial Statements.

     The Corporation's primary sources of income during the year ended December 31, 1998 included proceeds from the sale of the Corporation's equity investment in Pink Dot, the receipt of a one-time settlement from the Franchise Tax Board of the State of California, interest on securities available-for-sale, interest earned on its loan portfolio, income from Global Telecommunications and income from a lawsuit settlement. The Corporation's wholly-owned subsidiary, Westland Associates, generated a loss before income taxes of $716,000 for the year ended December 31, 1998, inclusive of goodwill amortization. The Corporation also incurred a loss from partnerships that invest in securities.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     Revenues were $30,925,000 for the year ended December 31, 1998 compared to $7,996,000 for the year ended December 31, 1997. The increase in revenues of $22,929,000 was due to several factors, including the acquisition of Westland Associates in 1997 which generated revenues of $18,851,000 for 1998, compared to $2,711,000 for the period from date of acquisition on November 12, 1997 through December 31, 1997, the sale of the Corporation's equity interest in Pink Dot which generated a gain in the amount of $5,887,000, and the California Franchise Tax refund claim settlement which resulted in interest received of $2,644,000.

     Interest on loans was $1,167,000 for the year ended December 31, 1998 compared to $1,094,000 during the year ended December 31, 1997 because of the increase in average loans outstanding. Interest on securities available-for-sale and money market funds was $1,335,000 for the year ended December 31, 1998 compared to $932,000 for the prior year due to the higher average invested funds during the current year. Loan fee revenue was $49,000 for the year ended December 31, 1998 compared to $639,000 during the year ended December 31, 1997. In 1997, loan fees included a fee of $350,000 received in connection with the early payoff of a loan and a fee of $187,000 received in connection with a financing accommodation.

     For the year ended December 31, 1998, the Corporation recorded unrealized losses on limited partnerships that invest in securities of $299,000 as compared to unrealized profits of $529,000 for the year ended December 31, 1997. These limited partnerships invest in equity and debt securities and the Corporation records gains and losses on these investments based upon the equity method of accounting.

     The Corporation realized gains on the sale of securities of $66,000 for the year ended December 31, 1998 compared to gain of $332,000 in the prior year.

     Lawsuit settlement recoveries net of court directed attorney's fees in the class action lawsuit against Drexel Burnham Lambert, Inc. were $52,000 for the year ended December 31, 1998 compared to $950,000 for the year ended December 31, 1997. While additional settlement payments may be received in this litigation over time, there is diminishing likelihood that any such payments will be received and if received, that the amounts received will be as great as amounts previously received.

     Telephone system revenues decreased from $1,444,000 for the year ended December 31, 1997 to $1,394,000 for the year ended December 31, 1998. Revenues for 1998 included a gain of $229,000 arising from receipt of a settlement payment on cancellation of the service contract for the Miramar Naval Air Station effective June 30, 1998. Revenues for the remaining three bases were $893,000 for the year ended December 31, 1998 compared to $965,000 for the year earlier period. Lower long distance rates and the loss of business due to competition from prepaid calling cards were the significant reasons for this decline. Operating expenses decreased from $1,338,000 for the year ended December 31, 1997 to $1,141,000 for the year ended December 31, 1998, due primarily to the termination of the contract for the Miramar base effective June 30, 1998. Operating expenses for the remaining three bases were $881,000 for the year ended December 31, 1998 compared to $918,000 for the year earlier period. This reduction was due to lower repair charges and cost efficiencies.

     Revenues of $18,851,000 generated by Westland Associates for the year ended December 31, 1998 were offset by direct costs of $17,817,000, resulting in gross profit before operating expenses of $1,034,000. Operating expenses for the year were $1,750,000 and are included in general and administrative expenses. The net operating loss of $716,000 includes restructuring related expenses of approximately $500,000, operating costs associated with the introduction of a new product line of $83,000, and amortization of acquisition related goodwill of $93,000.

     Other (loss) income includes a permanent impairment write-down of $250,000 on an investment for the year ended December 31, 1998. Excluding this write-down, other income was $29,000 for the year ended December 31, 1998 compared to $51,000 for the year ended December 31, 1997.

     General and administrative expenses increased $2,259,000 from $1,790,000 for the year ended December 31, 1997 to $4,049,000 for the year ended December 31, 1998. A significant portion of this increase, or $1,517,000, was attributable to Westland Associates, which was acquired by the Corporation in November 1997. Legal, accounting and tax advice relating to the sale of the Corporation's interest in Pink Dot, collection of the promissory note evidencing the purchase price, evaluation of potential business transactions and planning, totaling $373,000, increased payroll costs due to increases in compensation, bonuses paid and the addition of a financial executive totaling $206,000, and an increase in bad debt expense of $85,000, contributed to this increase. The balance related to the Corporation's expanded business activities.

     Although the Corporation had income before taxes of $7,918,000 for the year ended December 31, 1998, an income tax provision of $2,040,000 was recorded for this period, representing a 25.8% effective tax rate compared to an effective tax rate of 40% in 1997. The difference between the tax provision recorded and the amount based on statutory rates is mainly due to the $1,686,000 tax refund received from the California Franchise Tax Board in settlement of the Corporation's refund claim, which was recorded as a reduction to the income tax provision.

     Net income for the year ended December 31, 1998 was $5,827,000 compared to $1,371,000 for the year ended December 31, 1997. Basic earnings per share were $0.74 for the year ended December 31, 1998 compared to $0.17 for the year ended December 31, 1997. Diluted earnings per share were $0.73 for the year ended December 31, 1998 versus $0.17 for the year ended December 31, 1997. Weighted average basic shares were 7,835,000 for both 1998 and 1997. The weighted average diluted shares outstanding were 7,928,000 for the year ended December 31, 1998 compared to 7,866,000 for the prior year.

FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     Revenues for the year ended December 31, 1997 were $7,996,000 as compared to $5,234,000 for the year ended December 31, 1996. The increase in revenues resulted primarily from the Corporation's acquisition of Westland Associates on November 12, 1997, which generated revenues of $2,711,000 during the period from the date of acquisition through December 31, 1997. In addition, there were gains on sales of securities of $332,000 in 1997 versus a loss of $3,000 in 1996; there were unrealized gains on limited partnerships that invest in securities of $529,000 in 1997 with no such gains recorded in 1996; and there was an increase of $137,000 in lawsuit settlement recoveries in the year ended December 31, 1997. Partially offsetting these favorable impacts on revenues in 1997, were a $517,000 greater loss recorded in 1997 compared to 1996 on the Corporation's equity investment in Pink Dot, a $112,000 decrease in loan fees, a $112,000 decrease in interest on securities available-for-sale and money market funds, a $90,000 decrease in interest on loans, an $84,000 decrease in telephone system revenue and a $35,000 decrease in other income.

     The revenues of $2,711,000 generated by Westland Associates were offset by direct costs of $2,539,000, resulting in gross profit before operating expenses of $172,000. Operating expenses for the period were $233,000 and are included in general and administrative expenses.

     The $332,000 gain on sale of securities in 1997 resulted from a gain of $186,000 on the sale of a convertible debenture, gains of $146,000 on sales of stock, and gains of $100,000 from the sales of certain of the Corporation's U.S. Treasury and Agency securities. These gains were partially offset by the recording of a permanent impairment write-down of $100,000 on an equity security. In 1996, gains of $147,000 on the sale of various securities were more than offset by the recording of a permanent impairment write-down of $150,000 on an equity security.

     During 1997, the Corporation recorded unrealized gains on limited partnerships that invest in securities of $529,000 with no such gains recorded in 1996. These limited partnerships invest in equity and debt securities and the Corporation records gains and losses on these investments based upon the equity method of accounting.

     The increase of $137,000 in lawsuit settlement recoveries reflects receipt of $950,000, net of court related legal costs, from the Drexel Burnham Lambert, Inc. litigation during the year ended December 31, 1997, as compared to $813,000, net of court related legal costs, received during the year ended December 31, 1996.

     The Corporation recorded a loss of $686,000 in 1997 in connection with its 40% equity investment in Pink Dot as compared to a loss of $169,000 in 1996. As this loss exceeded the carrying amount of the Corporation's investment account and goodwill related to Pink Dot, the carrying amount of the loans receivable from Pink Dot was reduced by $391,000.

     Loan fees of $639,000 in 1997 included a fee of $350,000 received in connection with the early payoff of a loan and a fee of $187,000 received in connection with a financing accommodation. Loan fees of $751,000 in the year earlier period included fees of approximately $700,000 that actually related to fees due in 1995 and 1994 but that were not recognized as income until 1996 because of severe delinquency problems and doubt as to ultimate collectibility.

     Interest on loans decreased from $1,184,000 in 1996 to $1,094,000 in 1997. Although the balance of loans receivable increased significantly from December 31, 1996 to December 31, 1997, the amount of interest earned by the Corporation during 1996 was higher than in 1997 primarily because the effective interest rates on certain loans outstanding in 1996 were significantly higher than interest rates on loans outstanding during 1997. In addition, a significant portion of the loans that were outstanding as of December 31, 1997 were funded during the latter part of the year.

     Interest on securities available-for-sale and money market funds decreased from $1,044,000 during 1996 to $932,000 during 1997. Although the amortized cost of U.S. Treasury and Agency securities held by the Corporation increased from $16,723,000 as of December 31, 1996 to $17,387,000 as of December 31, 1997, the average monthly balance of such securities held decreased from $19,380,000 in 1996 to $16,084,000 in 1997.

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

     General and administrative expenses increased $366,000 from $1,424,000 in 1996 to $1,790,000 in 1997. The major portion of this increase, or $233,000, resulted from the Corporation's acquisition of Westland Associates. The remaining $133,000 of the increase resulted from the Corporation's increased operating activities and the corresponding need to increase its overhead.

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

LOANS RECEIVABLE AND PAST DUE LOANS

     The Corporation's loans receivable at December 31, 1998 were $9,783,000 as compared to $7,081,000 at December 31, 1997. During the year, $1,584,000 was advanced on existing loan commitments. Additionally on August 6, 1998, the Corporation made a loan of $1,100,000, secured both by a second trust deed on certain real estate, and by certain other collateral. The loan requires monthly payments of interest only at 15% per annum and the repayment of principal on August 1, 1999.

     On February 26, 1998, the Corporation sold the 40% of the issued and outstanding stock of Pink Dot owned by the Corporation to the majority owner of Pink Dot ("the buyer") for a purchase price of $6,000,000. The purchase price originally evidenced by the buyer's promissory note in the principal amount of $6,000,000 was paid in full together with accrued interest of $102,000 on June 2, 1998. In connection with the sale of the Corporation's Pink Dot stock, two outstanding promissory notes payable to the Corporation by Pink Dot were replaced by two new promissory notes. One outstanding promissory note in the original principal amount of $2,500,000 together with accrued but unpaid interest through February 26, 1998 in the amount of $303,000, was replaced by a note in the principal amount of $2,478,000 net of discount of $324,000. The second outstanding promissory note in the nominal original principal amount of $1,000,000, of which $415,000 had been advanced through February 26, 1998, together with accrued but unpaid interest in the amount of $21,000, was replaced with a note in the principal amount of $382,000 net of discount of $54,000.

     Partially offsetting these increases in the Corporation's loans receivable portfolio, were principal collected on existing loans of $233,000 and loan payoffs of $159,000 on loans secured by auto leases.

     At December 31, 1998, certain loans were in default as to the payment of principal and interest. Once a loan goes into default, the Corporation ceases to accrue interest on the loan. When necessary, the Corporation also records reserves for impaired principal, as well as previously accrued interest.

     At December 31, 1998, two loans secured by trust deeds or mortgages in the principal amounts of $1,050,000 and $520,000, respectively, were in default. The Corporation commenced foreclosure proceedings in October 1997 on the loan in the principal amount of $1,050,000, and commenced foreclosure proceedings in February 1998 on the loan in the principal amount of $520,000. The Corporation has discontinued the accrual of interest on these loans since the respective foreclosures were commenced. Management believes that the real estate collateral for the respective loans will be sufficient to cover the Corporation's recorded investment on each loan. See Item 3 - "Legal Proceedings", for additional information on these loans.

     Loan originations occur as opportunities arise which management of the Corporation believes to be attractive after considering the proposed terms, including yield, duration, collateral coverage and qualifications of the borrower. For further information on loan collateral see Note 5 of Notes to Consolidated Financial Statements.

LIQUIDITY

     The Corporation's cash and cash equivalents decreased by $1,447,000 during the year ended December 31, 1998. The Corporation's sources of cash during 1998 were $7,843,000 from operating activities, $1,069,000 from the sale of property and equipment including $605,000 from the sale of a building owned by Westland Associates and $409,000 from the termination and settlement of the service contract for the Miramar Naval Air Station, and $6,458,000 from principal collected on loans receivable. The Corporation's primary uses of cash during 1998 were $8,190,000 for the net change in its investment security portfolio in that purchases of securities of $41,668,000 exceeded sales of securities of $33,478,000; $8,592,000 for loan originations and advances; and $19,000 for the purchase of property and equipment. The Corporation held U.S. Treasury and Agency securities with a market value of $25,728,000 at December 31, 1998.

     The Corporation continues to seek investments in or acquisitions of other businesses. No assurances can be given that any further acquisitions or investments will be made or, if made, that they will be profitable. On January 1, 1999, the Corporation exercised its option to convert a convertible debt obligation into a 50% equity interest in Touch Controls. On January 11, 1999, the Corporation acquired an 80% interest in One Source Industries, LLC. For further information on these transactions see Notes 5 and 21 of Notes to Consolidated Financial Statements.

     In the opinion of management, the Corporation has sufficient cash and liquid assets to fund its growth and operating plans for the foreseeable future.

YEAR 2000 COMPLIANCE

     The inability of computers, software and other equipment utilizing microprocessors to recognize and process data fields containing a two digit year is commonly referred to as the Year 2000 ("Y2K") issue. As Y2K approaches, some systems may be unable to accurately process certain information because some computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This software could cause a system failure or miscalculations causing disruptions of operation, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Corporation has completed an assessment of its existing hardware and software systems and after a review of all material issues, one of which being the year 2000 issue, has determined which systems need to be replaced or upgraded. The Corporation has contracted to spend approximately $160,000 to date in system replacements and upgrades, most of which was incurred in the ordinary course of business.

     The remaining upgrades are expected to be completed not later than June 30, 1999, at an estimated cost of $55,000. The Corporation believes that with conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems.

     The cost of the Y2K project and the date on which the Corporation will complete the conversion are based on management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

     The Corporation has not fully determined the extent to which its customers and vendors systems may not be compliant. There can be no assurance that the systems of other companies with which the Corporation deals will be timely converted or that such failure to convert by another company would not have an adverse effect on the Corporation's financial position. While the Corporation believes that it will be able to manage its Y2K program without any material adverse effect on its financial condition, results of operations or cash flows, no assurance can be given that any or all of the Corporation's systems will be Y2K compliant, or that the impact of any failure to achieve substantial Y2K compliance will not have a material adverse effect on the Corporation's financial condition, results of operations or cash flows.

     The Corporation is developing contingency plans to alter business relationships in the event certain third parties fail to become Y2K compliant.

     With the exception of the historical information, the matters discussed above include forward-looking statements that involve risks and uncertainties.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Portions of this Annual Report may contain "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below, together with portions of the discussion elsewhere in this annual report, highlight some of the more important risks identified by management of the Corporation but should not be assumed to be the only things that could affect future performance.

RISKS ASSOCIATED WITH ACQUISITIONS

     On January 11, 1999, the Corporation acquired an 80% interest in One Source Industries, LLC. Acquisitions involve numerous risks, including:

  - Management must devote its attention to assimilating the acquired business which diverts its attention from other business concerns;

  - Acquisitions involve entry into new markets in which the Corporation has limited prior experience;

  -  Key employees of an acquired business may leave following the acquisition;
     and

  - Acquired companies have self-contained management information and accounting systems.

     The Corporation has devoted substantial time and resources to integrate acquired businesses, and will be required to devote substantial time and resources to integrate any other businesses that may be acquired in the future. Possible future acquisitions could cause the Corporation to incur additional debt, contingent liabilities and amortization expenses relating to goodwill and other intangible assets. These factors could have an adverse affect on the Corporation's financial condition and operating results.

     The Corporation does not presently have any arrangements or understandings to acquire any company or business, and the Corporation cannot guarantee that it will be able to identify or complete any acquisition in the future. If the Corporation makes additional acquisitions, there can be no assurance that the Corporation will realize any anticipated benefits.

COMPETITION

     Competition is intense in each of the markets in which the Corporation competes. In addition to direct competition, the Corporation faces significant indirect competition for customers. Many of the Corporation's competitors have better name recognition, and substantially greater financial and other resources than the Corporation.

DEPENDENCE ON MAJOR CUSTOMERS AND VENDORS

     ONE SOURCE - The Corporation recently acquired an 80% interest in One Source. One Source does approximately 58% of its current business with two customers. A loss of either customer would negatively impact future revenues and profitability.

     WESTLAND ASSOCIATES - The group purchasing business of Westland Associates is dependent upon continuing favorable relationships with key vendors, who provide a service to existing and future customers. There is a risk that without such vendor support and cooperation, Westland Associates could lose customers to other vendors and competitors.

     GLOBAL TELECOMMUNICATIONS - The business of Global Telecommunications is dependent on occupancy of the military bases that it serves for its revenues. Any event that involves a major deployment of military personnel from these bases would negatively impact revenues and profitability.

LOANS

     Loan originations occur as opportunities arise which management of the Corporation believes are attractive after considering the proposed terms, including yield, duration, collateral coverage and qualifications of the borrower.

     Despite management's best attempts to mitigate the risks associated with its loan portfolio, there are numerous events and circumstances that cannot be reasonably foreseen, and which may impact the ability to recover the principal and accrued interest on such loans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK

Information relating to qualitative disclosure about market risk is set forth under the caption "Finance and Secured Lending" in Item 1 - "Business", Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 1 of the Notes to Consolidated Financial Statements. Such information is incorporated herein.

The Corporation does not use derivative financial instruments in its investment portfolio. The Corporation places its investments in instruments that meet high credit quality standards; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.

The table below provides information about the Corporation's investment portfolio. For securities available-for-sale, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The investments in partnerships that invest in securities are callable at the option of the Corporation at various specified dates in any year.

The Corporation's investment policy requires that all investments mature in five years or less. All investments are considered to be other than trading investments.

Principal Amounts by expected maturity for each of the five years ending December 31, is detailed below.

(Dollars in thousands, except interest rates)


                                                                                                          FAIR
                                                                                                         VALUE
                                                                                                         DEC 31,
                              FY 1999     FY 2000     FY 2001     FY 2002      FY 2003       TOTAL        1998
                             ----------- ----------- ----------- ----------- ------------ ----------- -----------
Cash equivalents               $    291                                                    $    291      $   291
    average interest rate          2.46%                                                       2.46%

Securities available-for-
  sale                         $ 10,528    $15,552                                         $ 26,080      $25,728
    average interest rate          5.89%      5.41%                                            5.58%

Investments in limited
  partnerships that
  invest in securities         $  1,996                                                    $  1,996      $ 1,996
    average interest rate        Note 1

Loans                          $  5,463    $ 3,719      $  601                             $  9,783      $ 9,783
    average interest rate         13.80%     13.79%       8.75%                               13.49%


Note 1 - These investments are subject to equity price risk. The table above assumes that such investments will be liquidated in 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Westminster Capital, Inc.
Beverly Hills, California


We have audited the accompanying consolidated statements of financial condition of Westminster Capital, Inc. and its subsidiaries (the "Corporation") as of December 31, 1998 and 1997 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Corporation for the year ended December 31, 1996 were audited by other auditors whose report, dated March 1, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westminster Capital, Inc. and its subsidiaries as of December 31, 1998 and 1997 and the results of their operations, comprehensive income and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP


Los Angeles, California
March 15, 1999

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Westminster Capital, Inc.
Beverly Hills, California:

We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows of Westminster Capital, Inc. and subsidiaries (the "Corporation") for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Westminster Capital, Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California
March 1, 1997

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1998 AND 1997

ASSETS                                                                           1998                         1997
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                  $  291,000                 $  1,738,000
Securities available-for-sale, at fair value                               25,982,000                   17,655,000
Investments in limited partnerships
   that invest in securities                                                1,996,000                    2,314,000
Other investments                                                             500,000                      750,000
Loans receivable, net                                                       9,783,000                    7,081,000
Accounts receivable                                                           660,000                    1,002,000
Accrued interest receivable                                                   937,000                      801,000
Income taxes receivable                                                       260,000                            -
Real estate acquired through foreclosure                                      833,000                      833,000
Telephone systems, net                                                        392,000                      834,000
Property and equipment, net                                                   147,000                      710,000
Goodwill, net                                                                 788,000                      881,000
Other assets                                                                   28,000                      271,000
                                                             --------------------------------------------------------
TOTAL ASSETS                                                              $42,597,000                  $34,870,000
                                                             --------------------------------------------------------
                                                             --------------------------------------------------------

LIABILITIES AND
SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------

LIABILITIES:

Accounts payable                                                          $   409,000                  $   669,000
Accrued expenses                                                            2,091,000                    1,915,000
Obligations under capital leases                                              101,000                            -
Mortgage payable                                                                    -                      655,000
Deferred income taxes                                                       8,006,000                    5,366,000
Minority interest in limited partnership                                      143,000                      297,000
                                                             --------------------------------------------------------
TOTAL LIABILITIES                                                          10,750,000                    8,902,000
                                                             --------------------------------------------------------
                                                             --------------------------------------------------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
   Authorized: 7,835,000 shares issued
    and outstanding in 1998 and 1997                                        7,835,000                    7,835,000
Capital in excess of par value                                             55,943,000                   55,943,000
Accumulated deficit                                                       (31,996,000)                 (37,823,000)
Accumulated other comprehensive income                                         65,000                       13,000
                                                             --------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                 31,847,000                   25,968,000
                                                             --------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $42,597,000                  $34,870,000
                                                             --------------------------------------------------------
                                                             --------------------------------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31, 1998

REVENUES:                                                        1998                   1997                   1996
---------                                                        ----                   ----                   ----
Interest on loans                                        $  1,167,000           $  1,094,000           $  1,184,000
Loan fees                                                      49,000                639,000                751,000
Interest on securities available-
   for-sale and money market funds                          1,335,000                932,000              1,044,000
Unrealized (losses) gains on limited
   partnerships that invest in securities                    (299,000)               529,000                      -
Gain (loss) on sale of securities
   available-for-sale, net                                     66,000                332,000                 (3,000)
Lawsuit settlement, net                                        52,000                950,000                813,000
Telephone system revenue                                    1,394,000              1,444,000              1,528,000
Sales to auto dealers                                      18,851,000              2,711,000                      -
Gain (loss) from equity investment                          5,887,000               (686,000)              (169,000)
Interest on tax refund                                      2,644,000                      -                     -
Other (loss) income                                          (221,000)                51,000                 86,000
                                                   ---------------------- ---------------------- ---------------------
Total Revenues                                             30,925,000              7,996,000              5,234,000
                                                   ---------------------- ---------------------- ---------------------

EXPENSES:
Telephone time charges                                        604,000                733,000                725,000
Cost of sales to auto dealers                              17,817,000              2,539,000                      -
Other telephone system charges                                537,000                605,000                614,000
General and administrative                                  4,049,000              1,790,000              1,424,000
                                                   ---------------------- ---------------------- ---------------------
Total Expenses                                             23,007,000              5,667,000              2,763,000
                                                   ---------------------- ---------------------- ---------------------

INCOME BEFORE INCOME
TAXES AND MINORITY INTEREST                                 7,918,000              2,329,000              2,471,000

INCOME TAX PROVISION                                       (2,040,000)              (932,000)              (840,000)

MINORITY INTEREST IN INCOME
OF CONSOLIDATED PARTNERSHIP                                   (51,000)               (26,000)               (60,000)
                                                   ---------------------- ---------------------- ---------------------

NET INCOME                                               $  5,827,000           $  1,371,000           $  1,571,000
                                                   ---------------------- ---------------------- ---------------------
                                                   ---------------------- ---------------------- ---------------------


Net Income Per Common Share:
      Basic                                                      $.74                   $.17                   $.20
      Diluted                                                     .73                    .17                    .20
                                                   ---------------------- ---------------------- ---------------------
                                                   ---------------------- ---------------------- ---------------------

Weighted Average Shares Outstanding:
      Basic                                                 7,835,000              7,835,000              7,818,000
      Diluted                                               7,928,000              7,866,000              7,822,000
                                                   ---------------------- ---------------------- ---------------------
                                                   ---------------------- ---------------------- ---------------------

   See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                             COMMON STOCK                                             ACCUMULATED
                                    -------------------------------                                      OTHER
                                        NUMBER                        CAPITAL IN                     COMPREHENSIVE
                                          OF                          EXCESS OF       ACCUMULATED        INCOME
                                        SHARES          AMOUNT        PAR VALUE         DEFICIT       NET OF TAXES        TOTAL
                                    --------------- --------------- --------------- ---------------- --------------- --------------
BALANCE, JANUARY 1, 1996               7,815,000      $ 7,815,000     $ 55,946,000   $ (40,765,000)      $ 104,000     $ 23,100,000

Net income                                   -               -                -          1,571,000             -          1,571,000
Other comprehensive income -
   change in unrealized holding
   gains on securities available-
   for-sale, net of taxes                    -               -                -               -            779,000          779,000
Exercise of stock options                 20,000           20,000           (3,000)           -               -              17,000
                                    --------------- --------------- --------------- ---------------- --------------- --------------
BALANCE, DECEMBER 31, 1996             7,835,000        7,835,000       55,943,000     (39,194,000)        883,000       25,467,000

Net income                                   -               -                -          1,371,000            -           1,371,000
Other comprehensive income -
   change in unrealized holding
   gains on securities available-
   for-sale, net of taxes                                    -                -               -           (870,000)        (870,000)
                                    --------------- --------------- --------------- ---------------- --------------- --------------
BALANCE, DECEMBER 31, 1997             7,835,000        7,835,000       55,943,000     (37,823,000)         13,000       25,968,000

Net income                                   -               -                -          5,827,000            -           5,827,000
Other comprehensive income -
   change in unrealized holding
   gains on securities available-
   for-sale, net of taxes                    -               -                -               -             52,000           52,000
                                    --------------- --------------- --------------- ---------------- --------------- --------------
BALANCE, DECEMBER 31, 1998             7,835,000      $ 7,835,000     $ 55,943,000   $ (31,996,000)    $    65,000     $ 31,847,000
                                    --------------- --------------- --------------- ---------------- --------------- --------------
                                    --------------- --------------- --------------- ---------------- --------------- --------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                             1998                   1997                   1996
                                                                             ----                   ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $ 5,827,000            $ 1,371,000            $ 1,571,000
Adjustments to reconcile net income to net
   cash provided by operating activities:
Provision for loan (recoveries) losses
    and doubtful receivables, net                                        (306,000)                92,000                 50,000
Depreciation, amortization and accretion, net                             202,000                 33,000                 40,000
(Gain) loss on sales of securities available
   for sale                                                               (66,000)              (332,000)                 3,000
Gain on sale of property and equipment                                   (183,000)                  -                     -
Unrealized losses (gains) on limited
   partnerships that invest in securities                                 299,000               (529,000)                 -
Dividend income                                                            17,000                   -                     -
Loss from other investments                                               250,000                686,000                169,000
Change in assets and liabilities net of effects
   from purchase of Westland Associates:
Decrease in accounts receivable                                           342,000                159,000                 46,000
(Increase) decrease in accrued interest receivable                       (233,000)              (422,000)               100,000
Increase in income tax receivable                                        (260,000)                  -                     -
Net change in deferred income taxes                                     2,604,000                835,000                840,000
Decrease (increase) in other assets                                       243,000                (93,000)                (2,000)
Decrease in accounts payable                                             (260,000)              (197,000)              (104,000)
Increase in accrued expenses                                              176,000                305,000                302,000
Decrease in mortgage payable                                             (655,000)                  -                     -
Net change in minority interest                                          (154,000)               (57,000)              (111,000)
                                                               ---------------------- ---------------------- ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               7,843,000              1,851,000              2,904,000
                                                               ---------------------- ---------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                               (41,668,000)           (31,791,000)           (43,321,000)
Proceeds from maturities of securities                                          -                   -                 2,010,000
Proceeds from sale of property and equipment                            1,069,000                   -                     -
Proceeds from sales of securities                                      33,478,000             34,759,000             41,659,000
Purchases of limited partnership interests                                   -                  (125,000)            (1,660,000)
Loan originations and purchases                                        (8,592,000)            (8,302,000)            (7,760,000)
Principal collected on loans receivable                                 6,458,000              5,519,000              6,046,000
Net change in due to broker                                                  -                (1,200,000)             1,200,000
Proceeds from exercise of options                                            -                      -                    17,000
Payment for purchase of Westland Associates                                  -                (1,269,000)                 -
Purchase of equity investment                                                -                      -                  (500,000)
Purchase of telephone systems and office equipment                        (19,000)               (14,000)                 -
                                                               ---------------------- ---------------------- ---------------------
NET CASH USED IN INVESTING ACTIVITIES                                  (9,274,000)            (2,423,000)            (2,309,000)
                                                               ---------------------- ---------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations                                   (16,000)                  -                     -
                                                               ---------------------- ---------------------- ---------------------
NET CASH USED IN FINANCING ACTIVITIES                                     (16,000)                  -                     -
                                                               ---------------------- ---------------------- ---------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (1,447,000)              (572,000)               595,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,738,000              2,310,000              1,715,000
                                                               ---------------------- ---------------------- ---------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  291,000           $  1,738,000           $  2,310,000
                                                               ---------------------- ---------------------- ---------------------
                                                               ---------------------- ---------------------- ---------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                           1998                  1997                  1996
                                                     -----------------     -----------------     -----------------

Net income                                                $5,827,000            $1,371,000            $1,571,000
                                                     -----------------     -----------------     -----------------

Other comprehensive income/(loss), net of tax:

   Unrealized gains on securities:
    Unrealized holding gains (losses)
       arising during period                                 231,000              (553,000)              777,000
    Less: reclassification adjustment
       losses (gains) included in net
       income                                                179,000              (317,000)               (2,000)
                                                     -----------------     -----------------     -----------------

Other comprehensive income (loss)                             52,000              (870,000)              779,000
                                                     -----------------     -----------------     -----------------

Comprehensive income                                      $5,879,000              $501,000            $2,350,000
                                                     -----------------     -----------------     -----------------
                                                     -----------------     -----------------     -----------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1998
(See Independent Auditors' Report)

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

On September 23, 1996, the Corporation acquired a 40% interest in Pink Dot, Inc. ("Pink Dot"), a home delivery shopping company. The Corporation accounted for this investment under the equity method of accounting until it was sold on February 26, 1998 (see Note 11). Under the equity method of accounting, income or loss is recognized in the Corporation's Statements of Operations based on its proportionate share of Pink Dot's income or loss.

On November 12, 1997, the Corporation acquired 100% of the common stock of Westland Associates, Inc. (Westland Associates), a corporation that provides group purchasing of goods and services for new car dealers in California, Arizona and Nevada. The acquisition of assets acquired at fair value of $2,659,000 were represented by the assumption of liabilities of $1,390,000, and a cash payment of $1,269,000 for the common stock, and was accounted for using the purchase method of accounting.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. They are readily convertible to cash and are so near maturity that no significant risk of changes in value exists because of changes in interest rates.

SECURITIES AVAILABLE-FOR-SALE - The Corporation classifies its securities as held to maturity securities, trading securities and available-for-sale securities, as applicable. The Corporation did not hold any held to maturity securities or trading securities at December 31, 1998 or 1997.

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

WARRANTS - In connection with the funding of loans and purchase of securities, the Corporation has received warrants to purchase common stock of the debtor. Certain warrants are not assigned a value as no estimated fair value is readily determinable. Such warrants are recorded at their estimated fair value when a market is established.

PURCHASE DISCOUNT ON AUTOMOBILE LEASING PORTFOLIO - The discount received on the purchase of the automobile leasing portfolio is recognized in income over the lives of the loans using a method which approximates the interest method. All such loans were paid off as of December 31, 1998.

LOANS RECEIVABLE - Loans receivable are carried at the amount funded, less principal payments received, adjusted for net deferred loan fees and allowances for loan losses. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is generally measured based upon the estimated fair value of the collateral. Allowances for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The accompanying financial statements require the use of management estimates to calculate allowances for loan losses. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon identified losses on impaired loans; previous loan loss experience; current economic conditions; the value of the collateral; and other relevant factors. Management believes the level of the allowances at December 31, 1998 are adequate to absorb losses inherent in the loan portfolio.

REAL ESTATE ACQUIRED THROUGH FORECLOSURE - Real estate acquired through foreclosure is recorded at estimated fair value at the time of the foreclosure. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such property are included in current operations.

LONG-LIVED ASSETS - The Corporation evaluates the recoverability of the carrying value of property and equipment and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF. The Corporation considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Corporation evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of future cash flows are less than the assets'carrying value. No such impairment losses have been recognized as of December 31, 1998.

TELEPHONE SYSTEMS - Telephone systems are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful life of the assets, which is seven years.

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

All other components of property and equipment are stated at cost, less accumulated depreciation. Provisions for depreciation are made using straight-line and accelerated methods over the estimated useful lives of the assets, which range from three to seven years.

GOODWILL - Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with investments using the purchase and equity methods of accounting. Goodwill is amortized on a straight-line basis over a ten year period and is evaluated periodically for other than temporary impairment. During this evaluation, management takes into consideration the value of the recorded goodwill and any event or circumstances that might have diminished fair value. Should such an assessment indicate permanent impairment, the net book value would be adjusted accordingly. In connection with the Corporation's acquisition of Westland Associates on November 12, 1997, goodwill of $887,000 was recorded. Accumulated amortization of goodwill was $99,000 and $44,000 at December 31, 1998 and 1997, respectively. See Note 11 regarding the write-off of goodwill related to Pink Dot in 1997.

LOAN FEES - Loan fees are deferred net of direct incremental loan origination costs. Net deferred fees are accreted into income using the interest method or straight line method, if not materially different. Loan fees due at the maturity of a loan are also deferred and accreted to income, unless collectibility is in doubt, in which case they are then recognized on the cash basis.

REVENUE RECOGNITION - Westland Associates, the Corporation's wholly-owned subsidiary, recognizes revenue when its vendors drop-ship products directly to its dealers. Telephone system revenue is recognized on the accrual basis for charges incurred on a monthly basis.

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

STOCK OPTION PLAN - The Corporation accounts for its stock option plan in accordance with the provision of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, which encourages but does not require entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures for employee stock option grants issued in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS No. 123.

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

RECLASSIFICATIONS - Certain reclassifications were made to prior years consolidated financial statements to conform to current year presentation.

COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, ("SFAS No. 130") "REPORTING COMPREHENSIVE INCOME", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires than an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Disclosure in the accompanying financial statements includes the presentation of Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 1998.

BUSINESS SEGMENTS - Effective for the years ended December 31, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 131, ("SFAS No. 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", which requires a new basis of determining reportable business segments i.e., the management approach. This approach (as contrasted with prior requirement which utilized a specified classification system for determining segments) designates the Corporation's organization as used by management for making operating decisions and assessing performance as the source of business segments. On this basis, the Corporation has three principal businesses and, therefore, three reportable business segments: finance and secured lending, group purchasing services and other business. Segment results are presented on this new basis in 1998 as well as retroactively. Neither SFAS No. 130 nor SFAS No. 131 altered reported net income (see Note 9).

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Corporation is currently unable to accurately estimate the impact this pronouncement may have upon its financial statements.

2.   SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale at December 31, 1998 and 1997 are as follows (in thousands):

                                                                    Gross              Gross
                                                                 Unrealized         Unrealized             Estimated
                                           Amortized Cost           Gains             Losses              Fair Value
                                        --------------------- ------------------ ------------------ ------------------
1998:
U.S. Treasury and Agency
   Securities                                     $ 25,638         $        90             $  --             $ 25,728
Equity and Other Debt
   Securities                                          241                  65               (52)                 254
                                        --------------------- ------------------ ------------------ ------------------
     Total                                        $ 25,879          $      155           $   (52)            $ 25,982
                                        --------------------- ------------------ ------------------ ------------------
                                        --------------------- ------------------ ------------------ ------------------

1997:
U.S. Treasury and Agency
   Securities                                     $ 17,387         $        20             $  --             $ 17,407
Equity and Other Debt
   Securities                                          241                  52               (45)                 248
                                        --------------------- ------------------ ------------------ ------------------
     Total                                        $ 17,628         $        72           $   (45)            $ 17,655
                                        --------------------- ------------------ ------------------ ------------------
                                        --------------------- ------------------ ------------------ ------------------


Unrealized holding gains on securities available-for-sale of $65,000 at December 31, 1998 and $13,000 at December 31, 1997 are net of taxes of $37,000 and $14,000, respectively.

Maturities of U.S. Treasury and Agency Securities were as follows at December 31, 1998 (in thousands):

                                                  Amortized                       Fair
                                                     Cost                         Value
                                              -------------------          --------------------
Due within one year                                  $ 10,367                    $ 10,410

Due after one year through
   five years                                          15,271                      15,318
                                              -------------------          --------------------
                                                     $ 25,638                    $ 25,728
                                              -------------------          --------------------
                                              -------------------          --------------------

Gross unrealized gains include the value ascribed to warrants which have a readily determinable value, whether detached or attached to securities.

Gross gains of $66,000 and no losses were realized on sales of securities available-for-sale in 1998. Gross gains and (losses) of $432,000 and ($100,000) and $221,000 and ($224,000) were realized on sales in 1997 and
1996, respectively. During 1997, the market value of one non-tradeable security declined below its cost to a level that was considered to be other than temporary. A resulting write-down of $100,000 was recorded by the Corporation, which is included in the caption "gain (loss) on sale of securities available-for-sale" on the Consolidated Statement of Operations for the year ended December 31, 1997. During the year ended December 31, 1996, the Corporation recorded a permanent impairment write-down of $150,000 on an equity security, which is included in the caption "gain (loss) on sale of securities available-for-sale" on the Consolidated Statement of Operations for the year ended December 31, 1996.

3.   INVESTMENTS IN LIMITED PARTNERSHIPS THAT INVEST IN SECURITIES

The Corporation has invested in limited partnerships that invest in securities. Gains or losses on these investments are recorded based upon the equity method of accounting which approximates fair value. During the year ended December 31, 1998, the Corporation recorded unrealized losses of $299,000 in connection with these investments in the Consolidated Statement of Operations. During the year ended December 31, 1997, the Corporation recorded unrealized gains of $529,000 in connection with these investments in the Consolidated Statements of Operations. No such gains or losses were recorded during the year ended December 31, 1996.

4.   OTHER INVESTMENTS

In May 1996, the Corporation made an equity investment of $750,000 in HP America ("HPA"), a health maintenance organization based in Florida. This investment is guaranteed by an unaffiliated company and includes a put option of the investment to the guarantor at a price of $1,215,000. The guarantee applies in the event that HPA is not subject to an effective registration by August 1, 1998, subsequently extended to November 1999.

In October 1998, HPA announced a capital deficiency, the cessation of operations in New Jersey and the seizure of its operations in Florida by the Commissioner of Insurance. Based on these events and the uncertainty concerning the value of the guarantee held by the Corporation for this investment, the Corporation recorded a permanent impairment write-down of $250,000 on this investment during the year ended December 31, 1998 which is included in the caption "Other (loss) income" on the Consolidated Statement of Operations for the year ended December 31, 1998. Subsequent to this permanent impairment write-down, the Corporation received from the guarantor additional equity securities as security for the guarantee, which the Corporation considers to be sufficient to secure the carrying value of this investment at December 31, 1998.

Based on a revised guarantee from the guarantor, the Corporation is contractually entitled to receive $1,215,000 on or before November 1, 1999, either through liquidation of the securities as collateral or direct payment from the guarantor.

5.   LOANS RECEIVABLE

The composition of the Corporation's loans receivable at December 31, 1998 and 1997 is as follows (in thousands):

                                                         1998            1997
                                                         ----            ----
Loans secured by automobile
   leases, net of discount                            $     0         $   132
Loans, net of loan fees, secured
    by trust deeds or mortgages                         2,643           1,543
Loans secured by other collateral                       7,140           5,306
Unsecured loans                                             0             100
                                                -------------- ---------------
Total                                                 $ 9,783         $ 7,081
                                                -------------- ---------------
                                                -------------- ---------------

The loans secured by automobile leases represent a portfolio of loans purchased by the Corporation in 1995. The purchase price was $3,551,000 net of discount of $742,000. At December 31, 1998, the loans secured by automobile leases had been repaid in full.

The loans secured by trust deeds or mortgages as of December 31, 1998, include two unrelated notes of $1,050,000 net of discount of $25,000 and $520,000 net of discount of $2,000, respectively, that were originated in 1996 and that were originally due in 1998, but that were in default as of December 31, 1997. The Corporation has commenced foreclosure proceedings on both these loans (See Notes 18 and 21). Additionally, a loan of $1,100,000 was advanced in August 1998, bearing interest at 15% per annum and is secured by real estate and other collateral.

The loans secured by other collateral as of December 31, 1998, include two loans made to Pink Dot, Inc. (Pink Dot), a home delivery shopping company, in which the Corporation had a 40% equity investment that was sold on February 26, 1998. In connection with the sale of Pink Dot stock on February 26, 1998, two outstanding promissory notes payable to the Corporation by Pink Dot were replaced by two new promissory notes. One outstanding promissory note in the original principal amount of $2,500,000 together with accrued but unpaid interest through February 26, 1998 in the amount of $303,000, was replaced by a new note in the principal amount of $2,803,000 with a variable rate of interest equal to the Bank of America "prime rate" of 10%. The second outstanding promissory note in the nominal original principal amount of $1,000,000, of which $415,000 had been advanced through February 26, 1998, together with accrued but unpaid interest in the amount of $21,000, was replaced with a new note in the principal amount of $436,000 with an interest rate of 8%. All tangible and intangible assets of Pink Dot secure both replacement notes.

The Corporation has discounted the face value of the notes due from Pink Dot to reflect an adjustment to the interest rate on these loans, based on the modified risk associated with such loans. This modified risk arises from the change in contractual relationship between the Corporation and Pink Dot, as a result of the sale of the Corporation's equity interest in Pink Dot (See note
11). At December 31, 1998, loan principal outstanding on these two loans was $2,596,000 and $402,000, respectively, net of imputed interest of $207,000 and $34,000, respectively.

Loans secured by other collateral as of December 31, 1998, include a $1,900,000 note, a portion of which is secured by real estate, which bears interest at the rate of 15% per annum that is due in July 1999.

Loans secured by other collateral includes a $1,442,000 note that is part of a $2,000,000 loan commitment made in 1997, a portion of which is convertible into 55% of the debtor's common stock. This loan bears interest at a variable rate equal to the "prime rate" plus one percent per annum, compounded monthly. The principal balance and all unpaid accrued interest are due in twenty-four equal monthly installments beginning November 20, 2000. The loan is secured by a security interest in all tangible and intangible assets of the debtor. (see Note 21).

Loans secured by other collateral includes an $800,000 note bearing interest at a variable rate of interest equal to the "prime rate" of Wells Fargo Bank, compounded monthly, and is convertible into 50% of the debtor's common stock. The loan is secured by a security interest in all tangible and intangible assets of the debtor. (see Note 21).

A loan is impaired when it is probable that the Corporation will be unable to collect all principal and accrued interest due according to the contractual terms of the loan agreement. The average balance of impaired loans and interest income recognized on impaired loans were $1,752,000 and $118,000, respectively, for the year ended December 31, 1998, and $1,670,000 and $213,000, respectively, for the year ended December 31, 1997. The components of impaired loans and accrued interest at December 31, 1998 and 1997 are as follows (in thousands):

                                  1998                 1997                 1996
                             ----------------     ----------------    -----------------
Impaired loans and
   Accrued interest                 $1,760               $1,744                 $ -
Less: valuation allowances            (177)                 (31)                  -
                             ----------------     ----------------    -----------------
Net carrying value of
   Impaired loans and
   Accrued interest                 $1,583               $1,713                 $ -
                             ----------------     ----------------    -----------------
                             ----------------     ----------------    -----------------

Activity in the valuation allowance for all loans and accrued interest for the years ended December 31, 1998 and 1997 is summarized as follows (in thousands):

                                    1998                 1997                1996
                              ----------------     ----------------    ----------------
Balance at January 1               $  31                 $ -                $  -
Additions                            146                   31                  -
Direct write-downs                    -                    -                   -
                             ----------------     ----------------    ----------------
Balance at December 31             $ 177                 $ 31               $ -
                             ----------------     ----------------    ----------------
                             ----------------     ----------------    ----------------

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

                                                               Fair Value of
                                                              Assets Acquired
                                                              and Liabilities
                                                                   Assumed
                                                            --------------------
Accounts receivable, net                                           $  936
Property and equipment, net                                           663
Other assets                                                          173
                                                            -------------------
Total assets                                                        1,772
                                                            -------------------
Accounts payable                                                     789
Accrued expenses and other liabilities                               581
Deferred income taxes                                                 20
                                                            -------------------
Total liabilities                                                  1,390
                                                            -------------------
Fair value of net assets acquired                                    382
Purchase price                                                     1,269
                                                            -------------------
Excess of purchase price over the fair value
   of net assets acquired                                         $  887
                                                            -------------------
                                                            -------------------

The excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill, and is being amortized using the straight-line method over 10 years.

In connection with the Corporation's purchase of Westland Associates, employment agreements were executed with Westland Associates' president and another key employee. The agreements run for terms of 24 months and 12 months, respectively, and call for compensation levels equal to the levels that were paid to each of them prior to the acquisition of Westland Associates by the Corporation.

7.   TELEPHONE SYSTEMS, NET

The following is a summary of telephone systems, net, at December 31, 1998 and 1997 (in thousands):

                                                    1998             1997
                                             ---------------- ----------------
Telephone systems                                $   1,183        $   1,740
Less: Accumulated depreciation                        (791)            (906)
                                             ---------------- ----------------
Telephone systems, net                           $     392        $     834
                                             ---------------- ----------------
                                             ---------------- ----------------

Depreciation expense of telephone systems was approximately $207,000, $246,000 and $253,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

On May 27, 1998, Global Telecommunications Systems, LTD, reached a settlement with the Navy for the cancellation of the service contract at the Miramar Naval Air Station effective June 30, 1998. Global received a settlement payment of approximately $363,000 plus additional sums of $46,000 from the sale of related assets. The Corporation recorded a gain of $229,000 from the settlement of the Miramar contract, which amount is included in Telephone Systems Revenue for the year ended December 31, 1998.

8.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                      December 31,
                                            ------------------------------
                                                    1998            1997
Building                                              $ 0            $395
Land                                                    0             255
Furniture and equipment                               245              49
Automobiles                                            50              50
                                            ------------------------------
                                                      295             749
Less: Accumulated depreciation                       (148)            (39)
                                            ------------------------------
                                                     $147            $710
                                            ------------------------------
                                            ------------------------------

Furniture and equipment includes $116,000 in assets acquired through capital leasing transactions during 1998, and are secured by obligations under capital leases (see Note 10). The book value of such equipment at December 31, 1998 was $96,000.

Depreciation expense related to property and equipment was approximately $46,000, $15,000, and $12,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

In connection with the Corporation's acquisition of 100% of the common stock of Westland Associates on November 12, 1997, the Corporation acquired the following property and equipment, which was recorded at estimated fair value:

         Building                                            $395,000
         Land                                                 255,000
         Furniture and equipment                               13,000
                                                        ----------------
              Total                                          $663,000
                                                        ----------------
                                                        ----------------

The land and building were sold on March 11, 1998 for net proceeds of $605,000. The resulting net loss from the sale inclusive of closing costs of $45,000 is included in the general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 1998.

9.   SEGMENT INFORMATION

The Corporation has three reportable segments: finance and secured lending, group purchasing services and other business.

The finance and secured lending segment consists of lending activity, originating or purchasing secured loans that generally do not exceed thirty-six months in duration. Assets not employed in lending activities or in other segments are invested in securities available-for-sale. These securities consist principally of U.S. government securities, but to a limited extent include investments in common and preferred stocks, warrants, and convertible debentures.

The group purchasing segment represents a 100% ownership interest in Westland Associates, a company that provides group purchasing of goods and services for new car dealers.

The other business segment includes all other business activity, notably Global Telecommunications, LTD, a telephone company serving military personnel, the results of a one-time settlement for a refund claim from the Franchise Tax Board of the State of California and other settlement income.

Revenues, gross profit and other financial data of the Corporation's industry segments for the three years ending December 31, 1998, are included below. All revenues are earned in the United States of America.



                                                FINANCE            GROUP
                                              AND SECURED        PURCHASING         OTHER
                                                LENDING           SERVICES         BUSINESS             TOTAL
                                             -------------------------------------------------------------------
1998
----
Revenues                                     $  7,955,000       $ 18,851,000      $ 4,119,000       $ 30,925,000
Gross profit                                    7,955,000          1,034,000        3,185,000         12,174,000
General and administrative                      2,299,000          1,750,000                0          4,049,000
Depreciation, amortization and
   accretion, net                                (130,000)           121,000          207,000            198,000
Interest expense                                        0              9,000                0              9,000
Income(loss) before taxes                       5,656,000           (716,000)       2,978,000          7,918,000
Identifiable assets                            40,250,000          1,744,000          603,000         42,597,000
1997
----
Revenues                                     $  2,891,000       $  2,711,000      $ 2,394,000       $  7,996,000
Gross profit                                    2,891,000            172,000        1,056,000          4,119,000
General and administrative                      1,557,000            233,000                0          1,790,000
Depreciation, amortization and
   accretion, net                                (223,000)            10,000          246,000             33,000
Interest expense                                    5,000              1,000                0              6,000
Income(loss) before taxes                       1,334,000            (61,000)       1,338,000          2,329,000
Identifiable assets                            32,412,000          1,223,000        1,236,000         34,870,000
1996
----
Revenues                                     $  2,893,000       $          0      $ 2,341,000       $  5,234,000
Gross profit                                    2,893,000                  0        1,002,000          3,895,000
General and administrative                      1,424,000                  0                0          1,424,000
Depreciation, amortization and
   accretion, net                                (207,000)                 0          247,000             40,000
Interest expense                                        0                  0                0                  0
Income(loss) before taxes                       1,469,000                  0        1,002,000          2,471,000
Identifiable assets                            32,132,000                  0        1,080,000         33,212,000


General and administrative expenses includes interest expense and the net effects of depreciation, amortization and accretion in the Consolidated Statement of Operations.

Income (loss) before taxes represents Income before taxes and minority interest.

The group purchasing services segment reflects results of operations from the date of acquisition of Westland Associates on November 12, 1997. The loss includes allocated goodwill amortization since the date of acquisition.

Other business consists in 1998 of the operations of Global Telecommunications, interest on the Franchise Tax Board settlement and settlement recoveries in the Drexel Burnham Lambert, Inc. class action lawsuit; and in 1997 and 1996, the operations of Global Telecommunications and settlement recoveries in the Drexel Burnham Lambert, Inc. class action lawsuit.

10.    OBLIGATIONS UNDER CAPITAL LEASES

The Corporation entered into three capital lease transactions during the year ended December 31, 1998. These obligations have various maturities through April 2003.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of December 31, 1998:



   1999                                                            $ 29,000
   2000                                                              29,000
   2001                                                              29,000
   2002                                                              29,000
   2003                                                              15,000
                                                                   --------

   Net minimum lease payments                                      $131,000
        Less: amount representing interest                           30,000

                                                                   --------
   Present value of minimum lease payments                         $101,000
                                                                   --------
                                                                   --------


All obligations under capital leases are secured by the equipment under lease.

11.   GAIN ON SALE OF EQUITY INVESTMENT

On September 23, 1996, the Corporation acquired a 40% interest in Pink Dot, Inc. ("Pink Dot"), a home delivery-shopping company, for $500,000. The excess of the cost of the investment over 40% of equity at the date of investment was recorded as goodwill and was being amortized over a ten year period. The Corporation recorded a loss of $686,000 in 1997 in connection with its 40% equity investment in Pink Dot. As a result, the investment account and goodwill related to Pink Dot were reduced to zero by adjustments of $46,000 and $249,000, respectively. As this loss exceeded the carrying amount of the Corporation's investment account and goodwill related to Pink Dot, the carrying amount of the loans receivable from Pink Dot was reduced by $391,000.

On February 26, 1998, the Corporation sold the 40% of the issued and outstanding stock of Pink Dot owned by the Corporation to the majority owner of Pink Dot ("the buyer") for a purchase price of $6,000,000. The purchase price was originally evidenced by the buyer's promissory note in the principal amount of $6,000,000 due and payable on May 27, 1998 with interest at the rate of 9% accruing from March 28, 1998 until repayment. Principal and accrued interest of $102,000 were paid in full on June 2, 1998.

12.    REAL ESTATE ACQUIRED THROUGH FORECLOSURE

In December 1997, the Corporation acquired a single-family residence located in Newport Beach, California through a foreclosure on a defaulted loan that was secured by a second trust deed on the property. The carrying value of the loan at the time of the foreclosure, net of reserves, was $178,000. The property was acquired subject to a first mortgage in the amount of $655,000, which the Corporation paid off in January 1998. The property, which had a carrying value of $833,000 at December 31, 1998, was subsequently sold on January 15, 1999 for $945,000 in net proceeds.

13.    INCOME TAXES

The provision for income taxes for the years ended December 31, 1998, 1997, and 1996 includes the following (in thousands):


                                                               1998             1997              1996
                                                               ----             ----              ----
Current tax provision(benefit)
   Federal                                            $         583       $        -        $        -
   State                                                     (1,150)               -                 -

Deferred tax provision
   Federal                                                    2,457              716               610
   State                                                        150              216               230
                                                    ---------------- ----------------- -----------------
Total provision for income taxes                      $       2,040       $      932        $      840
                                                    ---------------- ----------------- -----------------
                                                    ---------------- ----------------- -----------------

The Corporation made income tax payments of $1,384,000 during 1998. No income tax payments were made during 1997 or 1996, except for the minimum state franchise tax.

The Corporation had tax net operating loss carryforwards at December 31, 1998 of approximately $441,000 and $274,000 for federal and state purposes, respectively. These net operating loss carryforwards can only be utilized to offset future taxable income at the Corporation's subsidiary, Westland Associates, Inc.

At December 31, 1997 tax net operating loss carryforwards were approximately $8,600,000 and $2,000,000 for federal and state purposes, respectively.

The income tax provision reflects effective rates of 25.8%, 40%, and 34% for the years ended December 31, 1998, 1997, and 1996 on income before income taxes, respectively. The income tax provision differed from the amounts computed by applying the statutory federal income tax rate of 34% to the income before income taxes for the following reasons (in thousands):

                                                         1998              1997              1996
------------------------------------------------- ----------------- ----------------- -----------------
Tax expense at statutory Federal income tax rate        $   2,692          $    792          $    840
California franchise tax, net of Federal benefit              470               126               144
Adjustment to prior year tax liability                     (1,113)              -                 -
State and municipal securities interest                       -                 -                (148)
Minority interest                                             (20)              (10)              (24)
Other, net                                                     11                24                28
------------------------------------------------- ----------------- ----------------- -----------------
                                                        $   2,040          $    932          $    840
------------------------------------------------- ----------------- ----------------- -----------------

At December 31, 1998 and 1997 the Corporation had cumulative deferred taxes payable of $8,006,000 and $5,366,000, respectively. The Corporation had a current income tax receivable for overpayment of both federal and state income taxes, for the year ended December 31, 1998. No current income taxes were payable or receivable at December 31, 1997 and 1996. Tabulated below are the significant components of the net deferred tax liability at December 31, 1998 and 1997 (in thousands):

                                                              1998             1997
                                                        ---------------- ---------------
Components of the deferred tax asset:
    Net operating loss carryforward                         $    175         $  3,124
    State taxes                                                  816              595
    Loan fee income                                               11               39
    Equity in Pink Dot                                             0              416
    Other                                                        322              212
                                                        ---------------- ---------------
    Deferred tax asset                                         1,324            4,386
                                                        ---------------- ---------------
Components of the deferred tax liability:
    Legal settlements                                         (9,185)          (9,307)
    Unrealized gains on limited partnerships
       that invest in securities                                 (98)            (227)
    Unrealized holding gains on
       securities available-for-sale                             (47)             (14)
    Purchase adjustment-Westland Associates                        0             (204)
                                                        ---------------- ---------------
    Deferred tax liability                                    (9,330)          (9,752)
                                                        ---------------- ---------------
Net deferred tax liability                                  $ (8,006)        $ (5,366)
                                                        ---------------- ---------------
                                                        ---------------- ---------------

Net state deferred tax liability                            $ (1,865)        $ (1,707)
Net federal deferred tax liability                            (6,141)          (3,659)
                                                        ---------------- ---------------
                                                            $ (8,006)        $ (5,366)
                                                        ---------------- ---------------
                                                        ---------------- ---------------

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

Since the Corporation's original claims for refund were initially established as receivables due from the FTB but were subsequently fully reserved for due to uncertainty as to collectability, the combined refunds from the FTB in the amount of $1,686,000 have been recorded as a reduction of the Corporation's provision for income taxes and the accrued interest from the FTB in the amount of $2,644,000 has been recorded as interest income during the the current year ended December 31, 1998.

14.   SUPPLEMENTAL CASH FLOW INFORMATION

The tax effect of unrealized gains (losses) on securities available-for-sale for the years ended December 31, 1998, 1997 and 1996 was $88,000, ($575,000),
and $519,000, respectively.

During 1998, the Corporation acquired furniture and equipment under capital leases of $116,000.

In connection with the Corporation's purchase of 100% of the common stock of Westland Associates on November 12, 1997 for a purchase price of $1,269,000, liabilities were assumed as follows:

Fair value of assets acquired and goodwill                   $2,659,000
Cash paid for the common stock                              ( 1,269,000)
                                                           -------------
Liabilities assumed                                          $1,390,000
                                                           -------------
                                                           -------------

In connection with a loan foreclosure on December 15, 1997, the Corporation acquired real estate, net of a first mortgage payable, in the amount of $178,000. Including the mortgage payable of $655,000, the real estate was recorded at a carrying value of $833,000.

Federal and California income tax payments of $1,384,000 were made during 1998.

See Note 1 for the Corporation's accounting policy in regards to cash and cash equivalents.

15.   LAWSUIT SETTLEMENT

During 1998, the Corporation received $52,000 in net proceeds from the settlement of claims asserted on behalf of the Corporation against Drexel Burnham Lambert, Inc., Michael Milken and other related parties. In 1997 and 1996, the Corporation received $950,000 and $813,000, respectively, in net proceeds from the same settlement.

16.   NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. As a result of the income per share methods required to be disclosed by the Corporation under SFAS No. 128, the Statement also requires disclosure of a reconciliation from Basic Net Income Per Common Share to Diluted Net Income Per Common Share for the years ended December, 31 1998, 1997 and 1996 as follows:

                                                                               WEIGHTED
                                                              NET               AVERAGE              NET INCOME
                                                             INCOME              SHARES               PER SHARE
                                                        ----------------  --------------------  ---------------------
DECEMBER 31, 1998
-----------------
BASIC NET INCOME PER COMMON SHARE
Income available to common stockholders                      $5,827,000           7,835,000                 $0.74
Dilutive effect of common equivalents shares of
   stock options                                                                    93,000
DILUTED NET INCOME PER COMMON SHARE
Income available to common stockholders                      $5,827,000           7,928,000                 $0.73

DECEMBER 31, 1997
-----------------
BASIC NET INCOME PER COMMON SHARE
Income available to common stockholders                      $1,371,000           7,835,000                 $0.17
Dilutive effect of common equivalents shares of
   stock options                                                                     31,000
DILUTED NET INCOME PER COMMON SHARE
Income available to common stockholders                      $1,371,000           7,866,000                 $0.17

DECEMBER 31, 1996
-----------------
BASIC NET INCOME PER COMMON SHARE
Income available to common stockholders                      $1,571,000           7,818,000                 $0.20
Dilutive effect of common equivalents shares of
   Stock options                                                                      4,000
DILUTED NET INCOME PER COMMON SHARE
Income available to common stockholders                      $1,571,000           7,822,000                 $0.20

17.   STOCK OPTION PLAN

During 1997,the Corporation's Board of Directors adopted the 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan which was approved at the Annual Meeting of Shareholders on June 2, 1998, replaces the 1986 Incentive Stock Option Plan and the 1986 Non-statutory Stock Option Plan (collectively "1986 Plan"), both of which expired in 1996. An aggregate of one million shares of the Corporation's common stock may be issued under the 1997 Plan.

During 1998, the Vice President of Finance was granted an option to purchase up to 20,000 shares of common stock under the 1997 Plan at a price of $3.00 per share, which represents the market price on the date of grant. The option is exercisable in five equal annual installments commencing in May 1999. The options expire in 2003.

During 1997, the Executive Vice President and Chief Financial Officer was granted an option to purchase up to 100,000 shares of common stock under the 1997 Plan at a price of $2.37 per share, which represents the market price on the date of grant. The option is exercisable in five equal annual installments commencing in February 1998. The option expires in 2002. At December 31, 1998 these options were exercisable as to an aggregate of 20,000 shares.

During 1995, the Chairman of the Board and Chief Executive Officer was granted an option to purchase up to 250,000 shares of common stock under the 1986 Plan at $1.99 per share, which is equal to 110% of the market price on the date of grant as specified in that plan. The option is exercisable in four equal annual installments commencing with the first anniversary of the grant date. The option expires five years from the date of grant. At December 31, 1998, the option was exercisable as to 187,500 shares.

During 1995, five outside Directors of the Corporation were granted options to purchase up to 10,000 shares each under the 1986 Plan at $1.8125 per share, which is equal to the market price on the date of grant as specified in that plan. The options are exercisable in four equal annual installments commencing with the first anniversary of the grant date. The options expire five years from the date of grant. During 1997, 10,000 of these options were cancelled. At December 31, 1998, these options were exercisable as to an aggregate of 30,000 shares.

The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $1.37, $1.17 and $0.84, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.41%, expected volatility of 43%, and an expected life of 5 years.

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



                                                                   1998             1997              1996
                                                                   ----             ----              ----
   Net income
       As reported                                               $5,827            $1,371            $1,571
       Pro forma                                                  5,779             1,323             1,548
   Net income per share(diluted)
        As reported                                                $.73              $.17              $.20
        Pro forma                                                   .73               .17               .20


Stock option activity during the periods indicated is as follows:


                                                                                                            Weighted Average
                                                         Number of                    Option                  Option Price
                                                          Shares                      Price                    Per Share
                                                    --------------------        -------------------        -------------------
  Balance at December 31, 1996                               300,000                 $ 1.81 - 1.99                 $1.96
       Granted                                               100,000                          2.37                  2.37
       Exercised                                                  --                       --                    --
       Cancelled                                             (10,000)                         1.81                  1.81
       Expired                                                    --                       --                    --
                                                    --------------------        -------------------        -------------------

  Balance at December 31, 1997                               390,000                   1.81 - 2.37                  2.07
       Granted                                                20,000                          3.00                  3.00
       Exercised                                               --
       Cancelled                                               --
       Expired                                                 --
                                                    --------------------        -------------------        -------------------

  Balance at December 31, 1998                               410,000                 $ 1.81 - 3.00                 $2.12
                                                    --------------------        -------------------        -------------------
                                                    --------------------        -------------------        -------------------


At December 31, 1998 and 1997, the weighted-average remaining contractual life of outstanding options was 1.95 and 2.87 years, respectively.

At December 31, 1998 and 1997, the number of options exercisable was 237,500 and 145,000 respectively, and the weighted-average exercise price of those options was $2.00.

18.   COMMITMENTS AND CONTINGENCIES

The Corporation had outstanding loan commitments at December 31, 1998 totaling $558,000. At December 31, 1997, outstanding loan commitments were $2.6 million.

The Corporation has filed an action to foreclose a mortgage held by the Corporation as security for a $1,050,000 loan that is in default. The mortgage is on real property, title to which is held in the name of a trust of which the borrower is trustee. Certain beneficiaries of the trust have filed a Motion to Intervene in the foreclosure action, alleging that the trustee did not have authority to enter into the trust and that the Corporation acted improperly in lending money to the borrower, individually, and accepting as security real property owned by the trust. The Corporation believes, based on the trust documents, that the trustee had absolute authority to grant the mortgage and the Corporation obtained title insurance for the mortgage. The Corporation intends to pursue vigorously its right to foreclose the mortgage. The title insurer is defending on the issue of the authority of the trustee to enter into the trust.

The Corporation is a defendant in various other lawsuits arising from the normal course of business. Management believes, based upon the opinion of legal counsel, that the ultimate resolution of the pending litigation will not have a material effect upon the financial condition or results of operations of the Corporation.

19.   LEASE COMMITMENTS

Aggregate minimum lease commitments under long-term operating leases as of December 31, 1998 are as follows:



                1999                                              $162,000
                2000                                               150,000
                2001                                               149,000
                2002                                               131,000
                2003                                                16,000
                                                                  --------
                                                                  $608,000
                                                                  --------
                                                                  --------


Minimum lease payments for the Corporation's corporate offices are under a non-cancelable operating lease which expires in October 2002 and which provides for a stated nominal rent increase in the thirty-first month of the lease. The Corporation recorded $74,367, $78,548 and $62,365 in rent expense for corporate offices, for the years ended December 31, 1998, 1997, and 1996, respectively.

Minimum lease payments for Westland Associates' corporate offices are under a non-cancelable operating lease commencing April 28, 1998 and expiring on March 28, 2003. Rent expense of $51,619 was recorded pursuant to this lease for the year ended December 31, 1998.

20.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

INVESTMENTS IN LIMITED PARTNERSHIPS THAT INVEST IN SECURITIES
The fair value of investments in limited partnerships that invest in securities is estimated based upon the underlying value of the securities in which the limited partnerships invest.

LOANS RECEIVABLE, NET, AND ACCRUED INTEREST RECEIVABLE
Loans held by the Corporation are performing in accordance with their contractual terms, with the exception of two loans secured by real estate in the amounts of $1,050,000 and $520,000, respectively, which were in default as of December 31, 1998. Based on the type of loans, interest rate characteristics, credit risk, collateral, subsequent payments received, and maturity, the carrying value of the loans and accrued interest receivable has been determined to be a reasonable estimate of fair value.

OTHER INVESTMENTS
The fair value of other investments is estimated to range between $500,000 (the carrying value at December 31, 1998) and $1,215,000 (value of a guarantee from the guarantor).

21.   SUBSEQUENT EVENTS

Effective January 1, 1999, the Corporation exercised its option to convert a convertible debt obligation into a 50% equity interest in Touch Controls, Inc.

On January 11, 1999, the Corporation entered into a Membership Interest Purchase Agreement to acquire an 80% interest in One Source Industries, LLC ("One Source") from One Source Industries, Inc. for cash consideration of approximately $4.8 million paid at closing, deferred consideration of $196,000, plus up to an additional $2.15 million in deferred contingent cash consideration that may be paid over the next four years based on the performance of One Source during such period. The acquisition was financed using existing cash reserves. One Source provides turn-key packaging and point-of-sale displays for a broad spectrum of consumer products ranging from computer software to food products.

On March 1, 1999, the Corporation granted Physician Advantage and its two shareholders an option to purchase the Corporation's convertible secured note at any time prior to May 17, 1999, for a purchase price equal to the outstanding principal balance on the date of purchase and accrued interest plus $600,000. As consideration for granting the option, the shareholders of Physician Advantage have agreed to transfer 15% of the fully diluted outstanding equity in Physician Advantage to the Corporation effective May 17, 1999, in the event that the option is not exercised by that date. At March 1, 1999, the principal balance of the loan and accrued interest totaled $1,628,000.

In connection with the Corporation's efforts to foreclose on real estate collateral for a defaulted loan in the principal amount of $520,000, the debtor, Rousey Real Estate Investments, Inc., filed for protection under Chapter XI of the Bankruptcy Act on June 10, 1998 and a stay was issued preventing the Corporation from proceeding with a trustee's sale of the real estate collateral. On February 23, 1999, the Bankruptcy court rejected the debtor's plan of reorganization and lifted the stay, thus permitting the trustee's sale to proceed. On March 15, 1999, the debtor filed an appeal of the Bankruptcy Court's decision with the Federal District Court. No date has been set for a hearing with respect to the appeal.

22.   QUARTERLY SUMMARY OF OPERATIONS (UNAUDITED)

The following quarterly summary of operations is unaudited. In the opinion of the Corporation's management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the interim periods presented, have been included (in thousands, except per share data):

                                    1st           2nd            3rd           4th
                                    Qtr.          Qtr.           Qtr.          Qtr.          Total
                                 ----------     ---------     ----------    ----------    -----------
YEAR ENDED 12/31/98
Total revenues                      $8,577        11,928         $5,581        $4,839        $30,925
Total expenses                       6,073         6,242          5,920         4,772         23,007
Income before income taxes
   And minority interest             2,504         5,686          (339)            67          7,918
Net income                           2,511         3,506          (229)            39          5,827
Basic earnings per share              0.32          0.45         (0.03)          0.00           0.74
Diluted earnings per share            0.32          0.44         (0.03)          0.00           0.73


YEAR ENDED 12/31/97
Total revenues                      $1,681          $831         $1,112        $4,372         $7,996
Total expenses                         726           694            678         3,569          5,667
Income before income taxes
   And minority interest               955           137            434           803          2,329
Net income                             555            78            244           494          1,371
Basic earnings per share              0.07          0.01           0.03          0.06           0.17
Diluted earnings per share            0.07          0.01           0.03          0.06           0.17


The increase in revenues and expenses beginning in the fourth quarter of 1997 were the result of the Corporation's acquisition of Westland Associates on November 12, 1997. See segment reporting for results of Westland Associates.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         CORPORATION

Incorporated by reference to the Corporation's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Corporation's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

Incorporated by reference to the Corporation's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Corporation's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)(1) The following financial statements are included in Item 8:

         Consolidated Statements of Financial
             Condition as of December 31, 1998 and 1997
         Consolidated Statements of Operations
             for the Three Years Ended December 31, 1998
         Consolidated Statements of Shareholders'
             Equity for the Three Years Ended December 31, 1998
         Consolidated Statements of Cash Flows
             for the Three Years Ended December 31, 1998
         Consolidated Statements of Comprehensive Income
             for the Three Years Ended December 31, 1998
         Notes to Consolidated Financial Statements for the Three Years Ended December 31, 1998

(a)(2) Financial Statement Schedules

         All schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes.

(b)  Reports of Form 8-K

         No reports were filed on Form 8-K during the fourth quarter of 1998.

(c)  Exhibits

         See "Index to Exhibits."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WESTMINSTER CAPITAL, INC.


March 29, 1999                  By:  /s/ William Belzberg
                                    ---------------------
                                    William Belzberg,
                                    Chairman of the Board
                                    Chief Executive Officer


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

SIGNATURES                          CAPACITY                               DATE
/s/William Belzberg                 Chairman of the Board              March 29, 1999
---------------------------         of Directors and
William Belzberg                    Chief Executive Officer


/s/Keenan Behrle                    Director                           March 29, 1999
---------------------------
Keenan Behrle


/s/Hyman Belzberg                   Director                           March 29, 1999
---------------------------
Hyman Belzberg


/s/Samuel Belzberg                  Director                           March 29, 1999
---------------------------
Samuel Belzberg


/s/ Gerald E. Finnell               Director                           April 8, 1999
---------------------------
Gerald E. Finnell


/s/ Barbara C. George               Director                           March 29, 1999
---------------------------
Barbara C. George


/s/Monty Hall                       Director                           March 29, 1999
---------------------------
Monty Hall


/s/Lester Ziffren                   Director                           March 29, 1999
---------------------------
Lester Ziffren

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

2.4      Stock Purchase Agreement dated as of September 30, 1997 between the
         Corporation and the shareholders of Westland Associates, Inc., a California corporation. (filed as Exhibit 2.4 to the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference).

2.5 Membership Interest Purchase Agreement, dated January 11, 1999, between the Corporation and One Source Industries, Inc (filed as Exhibit 2.1 to the Registrant's Report on Form 8-K dated January 11, 1999 and incorporated herein by this reference).

2.6      Amended and Restated Operating Agreement of One Source Industries, LLC
         Inc (filed as Exhibit 2.2 to the Registrant's Report on Form 8-K dated
         January 11, 1999 and incorporated herein by this reference).

3.1 Certificate of Incorporation of the Registrant as amended through the date hereof (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference).

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

10.7 Convertible Secured Note Purchase Agreement dated November 20, 1997 between the Corporation and Physician Advantage LLC, Michael H. Burnam and Sheldon A.E. Rosenthal. (filed as Exhibit 10.7 to the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference).

10.8     Loan Agreement dated September 23, 1997 between the Corporation and
         Touch Controls, Inc., a California Corporation. (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1997 and incorporated herein by this reference).

10.9 Secured Convertible Promissory Note dated September 23, 1997 between the Corporation and Touch Controls, Inc., a California Corporation.
         (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference).

10.10    1997 Stock Incentive Plan. (filed as Exhibit 10.10 to the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference).

16.1     Letter from KPMG as of May 9, 1997 (filed as an Exhibit to the
         Registrant's Report on Form 8-K dated May 5, 1997 and incorporated herein by this reference).

21       Subsidiaries of Registrant.

23.1     Independent Auditors' Consent - Deloitte & Touche LLP

23.2     Independent Auditors' Consent - KPMG LLP

27       Financial Data Schedule for the year ended December 31, 1998.

99.1     Press Release dated January 12, 1999 (filed as Exhibit 99.1 to the
         Registrant's Report on Form 8-K dated January 11, 1999 and incorporated herein by this reference).

                            SUPPLEMENTAL INFORMATION

                        EXECUTIVE OFFICERS AND DIRECTORS
                                 OF THE COMPANY


Mr. William Belzberg is Chairman of the Board of Directors and Chief Executive Officer of the Company.

Mr. Behrle is a Director, Executive Vice President and Chief Financial Officer of the Company.

Mr. Guimarais is the Vice President of Finance.

Mr. Hyman Belzberg, a Director, is President of Bel-Alta Holdings Ltd., a real estate and mortgage investment company.

Mr. Samuel Belzberg, a Director, is Chairman of the Board of Balfour Holdings Inc., a real estate and land development company in the United States and Canada.

Mr. Finnell, a Director, is a retired partner of the accounting firm of KPMG LLP, is Chairman of the Gaming Enterprise Board, Salt River Pima-Maricopa Indian Community and is Chairman of the Board of Directors for Healthstar Corporation, a public healthcare management company.

Dr. George, a Director, is a Professor of Business Law in the Department of Finance, Real Estate Law in the College of Business Administration, California State University, Long Beach and Associate Dean of Academic Affairs.

Mr. Hall, a Director, is a television producer, performer and philanthropist.

Mr. Ziffren, a Director, is a retired partner/advisory counsel to the law firm of Gibson, Dunn & Crutcher, Los Angeles, California.