Form 10-Q
period 1999-03-31
WESTMINSTER CAPITAL INC
filed 1999-05-14
CIK 34489

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

     -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

|X| Yes   |_| No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 7,834,607

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998 (AUDITED)

ASSETS                                                        March 31, 1999       December 31, 1998
------------------------------------------------------- ----------------------- --------------------
Cash and cash equivalents                                       $    695,000            $    291,000
Securities available-for-sale, at fair value                      22,247,000              25,982,000
Investment in limited partnerships
   that invest in securities                                       1,966,000               1,996,000
Other investments                                                    500,000                 500,000
Loans receivable, net                                              9,092,000               9,783,000
Accounts receivable                                                1,895,000                 660,000
Income tax refunds receivable                                            --                  260,000
Inventories                                                          230,000                     --
Accrued interest receivable                                          953,000                 937,000
Real estate acquired through foreclosure                                 --                  833,000
Telephone systems, net                                               350,000                 392,000
Property and equipment, net                                          443,000                 147,000
Goodwill, net                                                      5,947,000                 788,000
Other assets                                                         431,000                  28,000
                                                        ======================= ====================
Total Assets                                                    $ 44,749,000            $ 42,597,000
                                                        ======================= ====================

LIABILITIES AND
SHAREHOLDERS' EQUITY
------------------------------------------------------- ----------------------- --------------------

LIABILITIES:
Accounts payable                                                $  1,463,000            $    409,000
Accrued expenses                                                   2,295,000               2,091,000
Obligations under capital leases                                     266,000                 101,000
Deferred income taxes                                              8,096,000               8,006,000
Minority interests                                                   280,000                 143,000
                                                        ----------------------- --------------------
Total Liabilities                                                 12,400,000              10,750,000
                                                        ----------------------- --------------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
    authorized:  7,835,000 shares issued and
    outstanding in 1999 and 1998                                   7,835,000               7,835,000
Capital in excess of par value                                    55,943,000              55,943,000
Accumulated deficit                                              (31,594,000)            (31,996,000)
Accumulated other comprehensive income                               165,000                  65,000
                                                        ----------------------- --------------------
Total Shareholders' Equity                                        32,349,000              31,847,000
                                                        ----------------------- --------------------
Total Liabilities and Shareholders' Equity                      $ 44,749,000            $ 42,597,000
                                                        ======================= ====================

See accompanying notes to consolidated financial statements.


WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      THREE MONTHS      THREE MONTHS
REVENUES:                                            ENDED 3/31/99     ENDED 3/31/98
                                                     -------------     -------------
Interest on loans                                      $   261,000       $   242,000
Interest on  securities available-for-
   sale and money market funds                             296,000           254,000
Unrealized gains on limited partnerships that
   invest in securities                                    211,000            43,000
Gain on sale of securities available-for-
   sale                                                    178,000            12,000
Sales to packaging customers                             2,023,000               --
Telephone system revenue                                   235,000           352,000
Sales to auto dealers                                    3,682,000         5,062,000
Loss from equity investment                                (19,000)              --
Interest on tax refund                                        --           2,644,000
Other                                                      132,000           (32,000)
                                                       -----------       -----------
Total Revenues                                           6,999,000         8,577,000
                                                       -----------       -----------

EXPENSES:
Telephone time charges                                     123,000           183,000
Cost of sales to auto dealers                            3,437,000         4,841,000
Cost of sales-packaging                                  1,339,000               --
Other telephone system charges                             124,000           178,000
General and administrative                               1,259,000           871,000
                                                       -----------       -----------
Total Expenses                                           6,282,000         6,073,000
                                                       -----------       -----------

INCOME BEFORE INCOME TAXES
AND MINORITY INTERESTS                                     717,000         2,504,000

INCOME TAX BENEFIT (PROVISION)                            (279,000)            5,000

MINORITY INTERESTS SHARE OF
(INCOME)/LOSS OF SUBSIDIARIES                              (36,000)            2,000
                                                       -----------       -----------

NET INCOME                                             $   402,000       $ 2,511,000
                                                       ===========       ===========

Net Income Per Common Share:
   Basic                                               $       .05       $       .32
   Diluted                                                     .05               .32

Weighted Average Shares Outstanding:
   Basic                                                 7,835,000         7,835,000
   Diluted                                               7,948,000         7,948,000

See accompanying notes to consolidated financial statements


WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          THREE MONTHS      THREE MONTHS
                                                                         ENDED 3/31/99     ENDED 3/31/98
                                                                         -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $    402,000      $  2,511,000
Adjustments to reconcile net income to net
   cash provided by (used in) by operating activities:
Provision for loan losses and doubtful receivables                                --              55,000
Depreciation, amortization, and accretion, net                                 130,000           108,000
Gain on sales of securities available-for-sale                                (178,000)          (12,000)
Unrealized gains on limited partnerships that
   invest in securities                                                       (211,000)          (43,000)
Gains on sale of real estate acquired through foreclosure                     (112,000)             --
Loss from equity investment                                                     19,000              --
Loss on sale of property and equipment                                            --              43,000
Increase in accounts receivable                                               (306,000)          (56,000)
Decrease (increase) in accrued interest receivable                             (73,000)          167,000
Net change in inventories                                                     (126,000)             --
Net change in income taxes                                                     284,000         1,669,000
Net change in income tax refund receivable, net                                   --          (4,329,000)
Decrease in other assets                                                         9,000             4,000
Net change in accounts payable                                                 556,000           (14,000)
Net change in accrued expenses                                                  (5,000)          (53,000)
Net change in mortgage payable                                                    --            (655,000)
Net change in minority interests                                                26,000           (22,000)
                                                                          ------------      ------------
Net cash provided by (used in) operating activities                            415,000          (627,000)
                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of One Source Industries, LLC
   net of cash acquired                                                     (5,125,000)             --
Purchase of securities                                                      (7,051,000)       (3,331,000)
Proceeds from sales of securities                                           11,128,000         2,574,000
Loan originations and purchases                                                (64,000)         (778,000)
Proceeds from sale of real estate acquired through foreclosure                 945,000              --
Proceeds from liquidation of limited partnership interest                      241,000              --
Principal collected on loans receivable                                           --             298,000
Proceeds from sale of property and equipment                                      --             606,000
Purchase of telephone systems and office equipment                             (45,000)           (4,000)
                                                                          ------------      ------------
Net cash provided by (used in) investing activities                             29,000          (635,000)
                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital leases                                                    (40,000)             --
                                                                          ------------      ------------
Net cash used in financing activities                                          (40,000)             --
                                                                          ------------      ------------

Net change in cash and cash equivalents                                        404,000        (1,262,000)
Cash and cash equivalents, beginning of period                                 291,000         1,738,000
                                                                          ------------      ------------
Cash and cash equivalents, end of period                                  $    695,000      $    476,000
                                                                          ============      ============

Supplemental schedule of non cash investing and financing activities:

Conversion of note receivable inclusive of $57,000
   of accrued interest into a 50% equity investment                       $    857,000      $       --
                                                                          ============      ============

Tax effect of reduced unrealized gains
   on securities available-for-sale                                       $     66,000      $      6,000
                                                                          ============      ============

See accompanying notes to consolidated financial statements.


WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                       THREE MONTHS     THREE MONTHS
                                                      ENDED 3/31/99    ENDED 3/31/98
                                                      -------------    -------------
Net income                                              $   402,000      $ 2,511,000
                                                        -----------      -----------

Other comprehensive income, net of tax:

  Unrealized gains on securities:
    Unrealized holding gains/(losses) arising
       during period                                        207,000           14,000
    Less: reclassification adjustment for gains
       included in net income                              (107,000)          (6,000)
                                                        -----------      -----------

Other comprehensive income                                  100,000            8,000
                                                        -----------      -----------

Comprehensive income                                    $   502,000      $ 2,519,000
                                                        ===========      ===========

See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1999

1.   BASIS OF PRESENTATION

     In the opinion of Westminster Capital, Inc. and consolidated entities (the "Corporation"), the accompanying unaudited consolidated financial statements, prepared from the Corporation's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation's financial condition as of March 31, 1999 and December 31, 1998, and the results of operations, statements of cash flows and statements of comprehensive income for the periods ended March 31, 1999 and 1998.

     The consolidated financial statements include the accounts of Westminster Capital, Inc. and its subsidiaries including a 100% interest in Westland Associates, Inc. ("Westland"), an 80% interest in One Source Industries, LLC ("One Source") effective January 12, 1999 (see below), and a 75% interest in Global Telecommunications Systems, LTD ("Global Telecommunications"), a limited partnership.

     On January 11, 1999, the Corporation acquired an 80% interest in One Source Industries, LLC ("One Source") from One Source Industries, Inc. for cash consideration of $4.8 million paid at closing, deferred consideration of $196,000, plus up to an additional $2.15 million in deferred contingent cash consideration that may be paid over the next four years based on the performance of One Source during such period. One Source provides turn-key packaging and point-of-sale displays for a broad spectrum of consumer products ranging from computer software to food products.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to present the financial position, results of operations, statements of cash flows and statements of comprehensive income in conformity with generally accepted accounting principles. The material set forth below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent report on Form 10-K which contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1998 and for the year then ended.

2.   SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at March 31, 1999 and December 31, 1998 are as follows (in thousands):

                                                            Gross              Gross
                                                         Unrealized          Unrealized           Estimated
                                 Amortized Cost             Gains              Losses            Fair Value
                              ---------------------  ------------------  ------------------  ------------------
March 31, 1999:
U.S. Treasury and Agency
   Securities                          $ 21,794            $    --             $    (23)          $  21,771
Equity and Debt Securities                  171                 318                 (13)                476
                              =====================  ==================  ==================  ==================
     Total                             $ 21,965            $    318            $    (36)          $  22,247
                              =====================  ==================  ==================  ==================

December 31, 1998
U.S. Treasury and Agency
   Securities                          $ 25,638            $     90                 --            $  25,728
Equity and Debt Securities                  241                  65                 (52)                254
                              =====================  ==================  ==================  ==================
     Total                             $ 25,879            $    155            $    (52)          $  25,982
                              =====================  ==================  ==================  ==================



     Maturities of U.S. Treasury and Agency Securities were as follows at March 31, 1999 (in thousands):

                                          Amortized                  Fair
                                            Cost                    Value
                                    ---------------------   --------------------
     Due within one year            $          2,621        $           2,619

     Due after one year through
        five years                            19,173                   19,152
                                    =====================   ====================
                                    $         21,794        $          21,771
                                    =====================   ====================

     Gross unrealized gains include the value ascribed to warrants which have a readily determinable value, whether detached or attached to securities.

3.   LOANS RECEIVABLE

     The Corporation's loans receivable outstanding at March 31, 1999 and December 31, 1998 were comprised of the following (in thousands):

                                       March 31, 1999           December 31, 1998
                                  -----------------------    -----------------------
     Loans, net of loan fees,
        Secured by trust
        deeds or mortgages                      2,643                       2,643
     Loans secured by other
        Collateral                              6,449                       7,140

                                  -----------------------    -----------------------

                      Total                   $ 9,092                     $ 9,783
                                  =======================    =======================


4.   GOODWILL

     The Corporation's investments in operating businesses include purchased goodwill recorded as follows (in thousands):

                                                   Accumulated        Amortization           Net
                                 Purchased        Amortization        for 3 months       Unamortized
                                  Goodwill         at 12/31/98       ended 3/31/99     cost @ 3/31/99
                           ------------------- ------------------ ------------------ ------------------
March 31, 1999:
   One Source  Industries      $     4,796         $      --          $      (60)        $     4,736
   Westland Associates                 888               (100)               (22)                766
    Touch Controls                     456                --                 (11)                445
                           =================== ================== ================== ==================
     Total                     $     6,140         $     (100)        $      (93)        $     5,947
                           =================== ================== ================== ==================

                                                  Accumulated       Amortization            Net
                                 Purchased       Amortization       for 12 months       Unamortized
                                  Goodwill           1/1/98        ended 12/31/98    cost @12/31/98
                           ------------------- ------------------ ------------------ ------------------
December 31, 1998:
   Westland Associates         $       888         $       (8)        $      (92)                788
                           =================== ================== ================== ==================
     Total                     $       888         $       (8)        $      (92)        $       788
                           =================== ================== ================== ==================

Purchased goodwill arising during the current quarter is discussed in notes 5 and 6 below.

5.   ACQUISITION OF SUBSIDIARY

     As discussed in Note 1, the Corporation acquired an 80% interest in One Source Industries, LLC ("One Source") from One Source Industries, Inc. on January 11, 1999. The acquisition was accounted for under the purchase method of accounting. The following table summarizes the fair value of assets and liabilities of One Source as of the date of the acquisition and the computation of the excess of the purchase price over the fair value of the net assets acquired (in thousands):

                                                       Fair Value of
                                                       Assets Acquired
                                                      and Liabilities
                                                          Assumed
                                                     ------------------
Cash                                                       $  117
Accounts receivable, net                                      929
Inventories                                                   104
Property and equipment, net                                   193
Other assets                                                   41
                                                     -----------------
Total assets                                                1,384
                                                     -----------------

Accounts payable                                              498
Accrued expenses and other liabilities                        208
Capitalized lease obligation                                  120
                                                     -----------------
Total liabilities                                             826
                                                     -----------------

Fair value of net assets at 100%                              558
                                                     -----------------

Fair value of 80% of net assets                               446

Purchase price including closing costs of $ 246             5,242

                                                     -----------------
Excess of purchase price over the fair value
   of net assets acquired                                  $4,796
                                                     =================

The excess of the purchase price over the fair value of the net assets acquired, goodwill, is being amortized using the straight-line method over 20 years.

6.   EQUITY INVESTMENT

     On January 1, 1999, the Corporation acquired a 50% interest in Touch Controls Inc., by exercising its option to convert a convertible debt obligation of $857,000, which includes $57,000 of accrued interest into ownership of common stock. The excess of investment cost of $456,000 over 50% of equity at the date of investment has been recorded as goodwill and is being amortized over a ten year period. The Corporation's proportionate share of results of operations for Touch Controls is included under the caption "Loss From Equity Investment" in the Consolidated Statements of Income since the date of the investment. The equity investment, net of current period losses of $19,000, is included in other assets in the Consolidated Statements of Financial Condition.

     The summarized assets and liabilities of Touch Controls on January 1, 1999 post debt conversion, and March 31, 1999 were as follows (in thousands):

                                     January 1, 1999         March 31, 1999
                                   -------------------    ------------------

     Total Assets                           $1,595                 $1,502
                                   -------------------    ------------------

     Total Liabilities                         850                    739
                                   -------------------    ------------------

     Total Liabilities and
         Shareholders' Equity               $1,595                 $1,502
                                   -------------------    ------------------


7.   SEGMENT INFORMATION

     Revenues, gross profit and other financial data of the Corporation's industry segments for the quarters ended March 31, 1999 and 1998, are set forth below. All revenues are earned in the United States of America. (Dollars in thousands)

                                          Finance        Group       Packaging
                                        and Secured   Purchasing     Design and       Other
                                          Lending      Services    Manufacturing     Business       Total
                                        -----------   ----------   -------------    ----------    ---------
1999
Revenues                                   $  1,059    $  3,682         $  2,023      $    235     $  6,999
Gross profit                                  1,059         245              684           (12)       1,976
General and administrative                      417         351              491             0        1,259
Depreciation, amortization
   and accretion, net                           (26)         34               80            42          130
Interest expense                                  0           9                3             0           12
Income(loss) before taxes                       642        (106)             193           (12)         717
Identifiable assets                          36,160       1,432            6,592           565       44,749

1998
Revenues                                   $    519    $  5,062         $      0      $  2,996     $  8,577
Gross profit                                    519         221                0         2,635        3,375
General and administrative                      429         442                0             0          871
Depreciation, amortization
    and accretion, net                           21          25                0            62          108
Interest expense                                  0           7                0             0            7
Income(loss) before taxes                        90        (221)               0         2,635        2,504
Identifiable assets                          41,088       2,068                0         1,164       44,320

     General and administrative expenses includes interest expense and the net effects of depreciation, amortization and accretion in the Consolidated Statement of Operations.

     Income (loss) before taxes represents income before taxes and minority interests.

     The  packaging  design  and  manufacturing   segment  reflects  results  of
     operations of One Source from January 12, 1999.

     Other business consists of the operations of Global Telecommunications for the quarter ended March 31, 1999 and 1998. The quarter ended March 31, 1998 also includes interest on the Franchise Tax Board settlement.


8.   NET INCOME PER COMMON SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward looking statements regarding various aspects of the Corporation's business and affairs, including statements about the adequacy of collateral for loans in default, the future cash needs of the Corporation and Year 2000 compliance of the Corporation's computer systems. The words "expect," estimate," "believe" and similar expressions and variations are intended to identify forward looking statements. These forward looking statements involve substantial risks and uncertainties. The actual results could differ materially from those discussed in the forward looking statements. Statements about future earnings and revenues and the adequacy of cash resources for future needs are uncertain because of the unpredictability of future events affecting such statements. Statements about the adequacy of real estate collateral involve predictions as to what a buyer will be willing to pay for the property in the future, which cannot be known with certainty. Statements about Year 2000 compliance are in part dependent upon performance by third parties over whom the Corporation does not have control. Readers are cautioned not to put undue reliance on such forward looking statements. The Corporation undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof.

Results of Operations

     Revenues for the quarter ended March 31, 1999 were $6,999,000 as compared to $8,577,000 for the quarter ended March 31, 1998. The decrease in revenues resulted in part from a decrease in revenues at Westland Associates of $1,380,000 for the quarter ended March 31, 1999, from $5,062,000 during the quarter ended March 31, 1998 to $3,682,000 during the quarter ended March 31, 1999. The decline in revenues of Westland Associates was due in large measure to the loss of a significant parts vendor, declines in sales of certain other product lines and to a decline in sales volume attributable to the decline in the dealer membership base. Additionally, interest of $2,644,000 related to a franchise tax claim was recorded in the quarter ended March 31, 1998, with no such amount recorded in the quarter ended March 31, 1999. These reductions in revenues were offset by the inclusion in revenues of $2,023,000 related to the operations of One Source, which became an 80% owned subsidiary of the Corporation on January 11, 1999.

     Interest on loans was $261,000 during the quarter ended March 31, 1999 as compared to $242,000 during the quarter ended March 31, 1998. Interest on securities available-for-sale and money market funds was $296,000 during the quarter ended March 31, 1999 as compared to $254,000 during the quarter ended March 31, 1998.

     During the quarter ended March 31, 1999, the Corporation recorded gains of $178,000 on the sale of securities available-for-sale compared to $12,000 during the quarter ended March 31, 1998. During the quarter ended March 31, 1999, the Corporation recorded unrealized gains on limited partnerships that invest in securities of $211,000 compared to $43,000 during the quarter ended March 31, 1998. These limited partnerships invest in equity and debt securities and the Corporation records gains and losses on these investments based upon the equity method of accounting.

     Other revenues of $132,000 includes a gain of $112,000 from the sale of real estate acquired through foreclosure during 1997 and sold during the quarter ended March 31, 1999.

     Telephone system revenues decreased from $352,000 during the quarter ended March 31, 1998 to $235,000 during the quarter ended March 31, 1999. This reduction in revenues is primarily attributable to the disposition of the contract for the Miramar base effective June 30, 1998. For the quarter ended March 31, 1998, revenues for the Miramar base were $132,000 and income before taxes was $3,000.

     The revenues of $3,682,000 generated by Westland Associates, reported under the caption "Sales to auto dealers" in the consolidated financial statements, were offset by direct costs of $3,437,000, reported under the caption "Cost of sales to auto dealers". As a result, Westland Associates generated gross profit before operating expenses of $245,000, compared to $221,000 in the quarter ended March 31, 1998. The improved gross profit has occurred despite a decline in sales revenues due to improved margins, which have resulted from the change in product sales mix toward higher margin business for the quarter ended March 31, 1999. Operating expenses were $351,000 and are included in general and administrative expenses (See below).

     The Corporation recorded a loss of $19,000 during the quarter ended March 31, 1998 in connection with its equity investment in Touch Controls, which was made on January 1, 1999.

     Global Telecommunication's expenses decreased from $361,000 during the quarter ended March 31, 1998 to $247,000 during the quarter ended March 31, 1999, consistent with the decline in revenues, primarily attributable to the disposition of the Miramar contract.

         General and administrative expenses increased $388,000 from $871,000 for the quarter ended March 31, 1998 to $1,259,000 for the quarter ended March 31, 1999. This increase results from general and administrative expenses of $491,000 attributable to One Source, which were offset in part by reductions in general and administrative expenses at Westland Associates of $91,000 attributable to cost saving initiatives and other corporate savings of $12,000.

         An income tax provision of $279,000 was recorded for the quarter ended March 31, 1999. This provision represents a combined federal and state effective tax rate of 40.9%, net of income attributable to minority interests.

         Net income for the quarter ended March 31, 1999 was $402,000, as compared to $2,511,000 for the quarter ended March 31, 1998. Basic and diluted earnings per share were $0.05 in 1999 versus $0.32 in 1998. Weighted average basic shares outstanding were 7,835,000 in both 1998 and 1997. Weighted average diluted shares outstanding were 7,948,000 in both 1999 and 1998.

Loans Receivable

         The Corporation's loans receivable at March 31, 1999 were $9,092,000 as compared to $9,783,000 at December 31, 1998. During the quarter ended March 31, 1999, an advance of $64,000 was made on an existing loan commitment.

         On January 1, 1999, the Corporation converted a note receivable in the principal amount of $800,000, together with accrued interest of $57,000, into a 50% equity interest in Touch Controls, Inc.

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

     At March 31, 1999, two loans secured by trust deeds or mortgages in the principal amounts of $1,050,000 and $520,000 were in default. The Corporation commenced foreclosure proceedings in October 1997 on the loan in the principal amount of $1,050,000, and commenced foreclosure proceedings in February 1998 on the loan in the principal amount of $520,000. No interest income has been recorded in revenues since the respective foreclosure proceedings were commenced. On April 12, 1999, the Corporation received $648,000 in full settlement of the loan of $520,000 including accrued interest, late charges and a recovery of legal fees and expenses in connection with this transaction. Management believes that the real estate collateral for the remaining loan in default will be sufficient to cover the principal and interest owing on this loan.

     The  existing  loan  commitment  to  Physician  Advantage  LLC  ("Physician
Advantage") provides for a partially secured convertible loan of up to $2,000,000 of which $270,000 is convertible into a 55% ownership interest in Physician Advantage. The loan bears interest at a variable rate equal to the "prime rate" plus one percent per annum, compounded monthly. The principal balance and all unpaid accrued interest are due in twenty-four equal monthly installments beginning November 20, 2000. The loan is secured by a security interest in all tangible and intangible assets of Physician Advantage.

     The Corporation's obligation to make advances on the loan is conditioned on Physician Advantage's ability to achieve enrollment of prescribed numbers of physicians and certain levels of net income before taxes as of the close of each calendar quarter. As of March 31, 1999, Physician Advantage had enrolled the prescribed number of physicians, but had not satisfied the required levels of net income before taxes at that date or as of the close of any calendar quarter prior to this date. From inception to March 31, 1999, Physician Advantage has incurred unaudited net losses of $1,258,000 versus a required milestone net income before taxes of $375,000. Notwithstanding the losses incurred by Physician Advantage, the Corporation has continued to make advances to that company and had advanced $1,506,000 at March 31, 1999. On May 6, 1999 advances to Physician Advantage totaled $ 1,549,000.

     On March 1, 1999, the Corporation granted Physician Advantage and its two shareholders an option to purchase the Corporation's convertible secured note at any time prior to May 17, 1999, for a purchase price equal to the then outstanding principal and accrued interest plus $600,000. As consideration for granting the option, the shareholders of Physician Advantage have agreed to transfer 15% of their equity interest in Physician Advantage to the Corporation effective May 17, 1999, in the event that the option is not exercised by that date. On May 11, 1999, the Corporation received notification that the option would not be exercised.

Liquidity

     The Corporation's cash and cash equivalents increased by $404,000 during the quarter ended March 31, 1999. The Corporation's sources of cash during the quarter were $11,128,000 from the sale of investment securities, $945,000 from the sale of real estate acquired through foreclosure and $241,000 from liquidation of an investment. The Corporation's uses of cash during the quarter included $7,051,000 from the purchase of securities available for sale, $5,125,000 for the acquisition of One Source, $64,000 in advances on existing loan commitments, and $45,000 for purchases of office equipment. The Corporation held U.S. government and agency securities with a market value of $21,771,000 at March 31, 1999.

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

Market Risk

     The Corporation is exposed to certain market risks, which are inherent in the Corporation's financial instruments and arise from transactions entered into in the normal course of business. The Corporation has not entered into and does not enter into derivative financial instruments for speculative purposes. A discussion of the Corporation's primary market risk disclosure in financial instruments is presented below and should be read in conjunction with the forward-looking statement included herein.

     The Corporation is subject to interest rate risk on its marketable securities portfolio and loans receivable. The marketable securities portfolio matures in less than two years. The loan receivable portfolio comprises both variable and fixed rate loans, with all fixed rate loans being of a short-term nature. The Corporation is subject to equity price risk on its investments in limited partnerships that invest in securities. At March 31, 1999, these investments represent less than 5% of total assets.

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

     The Corporation has completed an assessment of its existing hardware and software systems and after a review of all material issues, one of which being the year 2000 issue, has determined which systems need to be replaced or upgraded. The Corporation has through March 31, 1999 contracted to spend approximately $180,000 in system replacements and upgrades, most of which was incurred in the ordinary course of business.

     The remaining upgrades are expected to be completed not later than June 30, 1999, at an estimated cost of $35,000. The Corporation believes that with conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems.

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

     With the exception of the historical information, the matters discussed above include forward-looking statements that involve risks and uncertainties. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability of locating correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may effect its operations and business, or expose it to third party liability.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in Management's Discussion and Analysis of Results of Operations and Financial Condition (Part 1, Item 2).

                            PART II-OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               27   Financial Data Schedule

          (b)  Reports on Form 8-K and Form 8-K/A

               Reports on Form 8-K and Form 8-K/A were filed on January 11, 1999 and March 26, 1999, respectively, reporting under Item 2. Acquisition or Disposition of Assets, and Item 7. Financial Statements and Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 1999               WESTMINSTER CAPITAL, INC.
                                        (Registrant)

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