Form 10-Q
period 1999-06-30
WESTMINSTER CAPITAL INC
filed 1999-08-12
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    ---------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934


For the quarterly period ended June 30, 1999

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934

For the transition period from _____________ to ____________

                          Commission File Number 1-4923

                            WESTMINSTER CAPITAL, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                          95-2157201
  -----------------                                     -------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

            9665 WILSHIRE BOULEVARD, SUITE M-10, BEVERLY HILLS, CA 90212
       ------------------------------------------------------------------------
       (Address of principal executive office)                  (Zip Code)

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998 (AUDITED)


ASSETS                                                                    JUNE 30, 1999                     DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                 $      908,000                     $      291,000
Securities available-for-sale, at fair value                                  22,914,000                         25,982,000
Investments in limited partnerships
   that invest in securities                                                   2,343,000                          1,996,000
Other investments                                                                500,000                            500,000
Loans receivable, net                                                          7,214,000                          9,783,000
Accounts receivable                                                            2,407,000                            660,000
Income tax refunds receivable                                                         --                            260,000
Inventories                                                                      184,000                                 --
Accrued interest receivable                                                      937,000                            937,000
Real estate acquired through foreclosure                                              --                            833,000
Telephone systems, net                                                           308,000                            392,000
Property and equipment, net                                                      666,000                            147,000
Goodwill, net                                                                  7,406,000                            788,000
Other assets                                                                     678,000                             28,000
                                                                ------------------------------ -------------------------------
TOTAL ASSETS                                                                $ 46,465,000                       $ 42,597,000
                                                                ------------------------------ -------------------------------
                                                                ------------------------------ -------------------------------

LIABILITIES AND
SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES:
Accounts payable                                                           $   1,497,000                     $      409,000
Accrued expenses                                                               2,388,000                          2,091,000
Installment debt including capital leases                                        330,000                            101,000
Deferred income taxes                                                          8,668,000                          8,006,000
Minority interests                                                               412,000                            143,000
                                                                ------------------------------ -------------------------------
TOTAL LIABILITIES                                                             13,295,000                         10,750,000
                                                                ------------------------------ -------------------------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
    authorized:  7,835,000 shares issued and
    outstanding in 1999 and 1998                                               7,835,000                          7,835,000
Capital in excess of par value                                                55,943,000                         55,943,000
Accumulated deficit                                                          (30,539,000)                       (31,996,000)
Accumulated other comprehensive (loss) income                                    (69,000)                            65,000
                                                                ------------------------------ -------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                    33,170,000                         31,847,000
                                                                ------------------------------ -------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 46,465,000                       $ 42,597,000
                                                                ------------------------------ -------------------------------
                                                                ------------------------------ -------------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                             Six Months          Six Months         Three Months       Three Months
REVENUES:                                                  Ended 6/30/99       Ended 6/30/98       Ended 6/30/99       Ended 6/30/98
---------                                                  -------------       -------------       -------------       -------------
Interest on loans                                          $    621,000        $    631,000        $    360,000        $    389,000
Loan Fees                                                            --              27,000                  --              27,000
Interest on securities available-for-
   sale and money market funds                                  598,000             579,000             302,000             325,000
Unrealized gains (losses) on limited
   partnerships that invest in securities                       588,000              22,000             377,000             (23,000)
Gain on sale of securities available-for-sale                   767,000              12,000             589,000                   0
Gain from equity investments                                      3,000           5,887,000              22,000           5,887,000
Sales to auto dealers                                         7,121,000           9,964,000           3,439,000           4,902,000
Sales to packaging customers                                  5,438,000                   0           3,415,000                   0
Telephone system revenue                                        458,000             717,000             223,000             365,000
Interest on tax refund                                                0           2,644,000                   0                   0
Lawsuit settlement, net                                         192,000                   0             192,000                   0
Other Income                                                    189,000              22,000              57,000              56,000
                                                      ------------------- ------------------- ------------------- ------------------
Total Revenues                                               15,975,000          20,505,000           8,976,000          11,928,000
                                                      ------------------- ------------------- ------------------- ------------------

EXPENSES:
Cost of sales to auto dealers                                 6,653,000           9,498,000           3,216,000           4,657,000
Cost of sales - packaging                                     3,377,000                   0           2,038,000                   0
Telephone time and system charges                               476,000             697,000             229,000             336,000
General and administrative                                    2,763,000           2,120,000           1,504,000           1,249,000
                                                      ------------------- ------------------- ------------------- ------------------
Total Expenses                                               13,269,000          12,315,000           6,987,000           6,242,000
                                                      ------------------- ------------------- ------------------- ------------------

INCOME BEFORE INCOME TAXES
AND MINORITY INTERESTS                                        2,706,000           8,190,000           1,989,000           5,686,000

INCOME TAX PROVISION                                         (1,061,000)         (2,168,000)           (782,000)         (2,173,000)

MINORITY INTERESTS SHARE OF
INCOME OF SUBSIDIARIES                                         (188,000)             (5,000)           (152,000)             (7,000)

                                                      ------------------- ------------------- ------------------- ------------------
                                                      ------------------- ------------------- ------------------- ------------------
NET INCOME                                                 $  1,457,000        $  6,017,000        $  1,055,000        $  3,506,000
                                                      ------------------- ------------------- ------------------- ------------------
                                                      ------------------- ------------------- ------------------- ------------------

Net Income Per Common Share:
   Basic                                                          $0.19               $0.77               $0.13               $0.45
   Diluted                                                         0.18                0.76                0.13                0.44

Weighted Average Shares Outstanding:
   Basic                                                      7,835,000           7,835,000           7,835,000           7,835,000
   Diluted                                                    7,967,000           7,937,000           7,984,000           7,937,000


See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             SIX MONTHS               SIX MONTHS
                                                                            ENDED 6/30/99             ENDED 6/30/98
                                                                            -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $  1,457,000              $  6,017,000
Adjustments to reconcile net income to net
   cash provided by operating activities:
Provision for loan losses and doubtful receivables                                (2,000)                  101,000
Depreciation, amortization, and accretion, net                                   259,000                   125,000
Gain on sale of securities available for sale                                   (767,000)                  (55,000)
Unrealized gains on limited partnerships that
   invest in securities                                                         (588,000)                  (22,000)
Gain on sale of real estate acquired through foreclosure                        (112,000)                       --
Gain from equity investment                                                       (3,000)                       --
Loss on sale of property and equipment                                             2,000                    46,000
Increase in accounts receivable                                                 (704,000)                 (101,000)
Increase in accrued interest receivable                                          (57,000)                 (101,000)
Net change in inventories                                                        (80,000)                       --
Net change in income taxes                                                       988,000                 3,638,000
Net change in other assets                                                      (117,000)                  190,000
Net change in accounts payable                                                   573,000                   (12,000)
Net change in accrued expenses                                                  (102,000)                  510,000
Net change in mortgage payable                                                        --                  (655,000)
Net change in minority interest                                                  158,000                   (35,000)
                                                                   ------------------------- ------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        905,000                 9,646,000
                                                                   ------------------------- ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries net of cash acquired                              (5,323,000)                       --
Purchase of investment securities                                            (13,205,000)              (25,179,000)
Proceeds from sales of investment securities                                  16,773,000                14,820,000
Loan originations and purchases                                                 (164,000)               (1,197,000)
Proceeds from sale of real estate acquired through foreclosure                   945,000                        --
Proceeds from liquidation of limited partnership interest                        241,000                        --
Principal collected on loans receivable                                          520,000                   336,000
Proceeds from sale of property and equipment                                          --                   835,000
Purchase of property and equipment                                              (145,000)                 (122,000)
                                                                   ------------------------- ------------------------
NET CASH USED IN INVESTING ACTIVITIES                                           (358,000)              (10,507,000)
                                                                   ------------------------- ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Installment debt borrowings                                                      124,000                        --
Repayment of debt and capital leases                                             (54,000)                       --
                                                                   ------------------------- ------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         70,000                        --
                                                                   ------------------------- ------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          617,000                  (861,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   291,000                 1,738,000
                                                                   ------------------------- ------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    908,000              $    877,000
                                                                   ------------------------- ------------------------
                                                                   ------------------------- ------------------------

Supplemental schedule of non-cash investing and financing activities:
Conversion of note receivable inclusive of $57,000
   of accrued interest into a 50% equity investment                         $    857,000                        --
                                                                   ------------------------- ------------------------
                                                                   ------------------------- ------------------------

Tax effect of reduced unrealized (losses) gains
   on securities available-for-sale                                        ($     66,000)            $      36,000
                                                                   ------------------------- ------------------------
                                                                   ------------------------- ------------------------


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                        SIX MONTHS                   SIX MONTHS
                                                                       ENDED 6/30/99                ENDED 6/30/98
                                                                     ----------------              --------------
Net income                                                                 $ 1,457,000                   $ 6,017,000
                                                                --------------------------    ------------------------

Other comprehensive (loss) income, net of tax:

  Unrealized gains on securities:
    Unrealized holding gains arising
       during period                                                           326,000                        62,000
    Less: reclassification adjustment for gains
       included in net income                                                 (460,000)                       (7,000)
                                                                --------------------------    ------------------------

Other comprehensive (loss) income                                             (134,000)                       55,000
                                                                --------------------------    ------------------------

Comprehensive income                                                       $ 1,323,000                   $ 6,072,000
                                                                --------------------------    ------------------------
                                                                --------------------------    ------------------------


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1999

1.    BASIS OF PRESENTATION

      In the opinion of Westminster Capital, Inc. and consolidated entities (the "Corporation"), the accompanying unaudited consolidated financial statements, prepared from the Corporation's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation's financial condition as of June 30, 1999 and December 31, 1998, and the results of operations, statements of cash flows and statements of comprehensive income for the periods ended June 30, 1999 and 1998.

      The consolidated financial statements include the accounts of Westminster Capital, Inc. and its subsidiaries including a 100% interest in Westland Associates, Inc. ("Westland"), an 80% interest in One Source Industries, LLC ("One Source") effective January 12, 1999 (see below), a 70% interest in Physician Advantage, LLC ("Physician Advantage") effective May 18, 1999 (see below), and a 75% interest in Global Telecommunications Systems, LTD ("Global Telecommunications"), a limited partnership.

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

      On May 18, 1999, the Corporation acquired a 55% interest in Physician Advantage by exercising its option to convert $270,000 of a convertible debt obligation into ownership interest in Physician Advantage. Additionally, the Corporation acquired an additional 15% interest in Physician Advantage as consideration for an option granted on March 1, 1999 that expired on May 18, 1999.

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

2.    SECURITIES AVAILABLE-FOR-SALE

      Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at June 30, 1999 and December 31, 1998 are as follows (in thousands):

                                                                      Gross               Gross
                                                                    Unrealized         Unrealized          Estimated
                                            Amortized Cost            Gains              Losses            Fair Value
                                         ---------------------- ------------------- ------------------ -------------------
    June 30, 1999:
    U.S. Treasury and Agency
       Securities                                  $ 22,987          $         0            ($   115)           $ 22,872
    Equity and Debt Securities                           34                   11                  (3)                 42
                                         ---------------------- ------------------- ------------------ -------------------
         Total                                     $ 23,021          $        11            ($   118)           $ 22,914
                                         ---------------------- ------------------- ------------------ -------------------
                                         ---------------------- ------------------- ------------------ -------------------

    December 31, 1998
    U.S. Treasury and Agency
       Securities                                  $ 25,638           $       90                  --            $ 25,728
    Equity and Debt Securities                          241                   65                 (52)                254
                                         ---------------------- ------------------- ------------------ -------------------
         Total                                     $ 25,879           $      155            ($    52)           $ 25,982
                                         ---------------------- ------------------- ------------------ -------------------
                                         ---------------------- ------------------- ------------------ -------------------



      Maturities of U.S. Treasury and Agency Securities were as follows at June 30, 1999 (in thousands):

                                                              Amortized                        Fair
                                                                Cost                          Value
                                                        ----------------------         ---------------------
      Due within one year                                        $  7,591                     $  7,580

      Due after one year through
         five years                                                15,396                       15,292
                                                        ----------------------         ---------------------
                                                                 $ 22,987                     $ 22,872
                                                        ----------------------         ---------------------
                                                        ----------------------         ---------------------


      Gross unrealized gains include the value ascribed to warrants which have a readily determinable value, whether detached or attached to securities.

3.     LOANS RECEIVABLE

       The Corporation's loans receivable outstanding at June 30, 1999 and December 31, 1998 were comprised of the following (in thousands):

                                          June 30, 1999    December 31, 1998
                                          -------------    -----------------
      Loans, net of loan fees,
         secured by trust
         deeds or mortgages                    2,125               2,643
      Loans secured by other
         collateral                            5,089               7,140
                                           -----------        ------------
                       Total                $  7,214            $  9,783
                                           -----------        ------------
                                           -----------        ------------

4.     GOODWILL

       The Corporation's investments in operating businesses include purchased goodwill recorded as follows (in thousands):


                                                               Accumulated       Amortization            Net
                                            Purchased          Amortization      for 6 months        Unamortized
                                            Goodwill            At 1/1/99        ended 6/30/99      cost @ 6/30/99
                                       -------------------- ------------------- ------------------ ------------------
    June 30, 1999:
      One Source  Industries                $       4,796        $         -          $    (120)      $       4,676
      Physician Advantage                           1,572                  -                (20)              1,552
      Westland Associates                             888              ( 100)               (44)                744
      Touch Controls                                  456                  -                (22)                434
                                       -------------------- ------------------- ------------------ ------------------
         Total                              $       7,712        $     ( 100)         $    (206)       $      7,406
                                       -------------------- ------------------- ------------------ ------------------
                                       -------------------- ------------------- ------------------ ------------------


                                                               Accumulated        Amortization            Net
                                            Purchased          Amortization       for 12 months       Unamortized
                                            Goodwill               1/1/98        ended 12/31/98    cost @12/31/98
                                       -------------------- ------------------- ------------------ ------------------
    December 31, 1998:
      Westland Associates                  $          888      $         ( 8)          $    (92)       $        788
                                       -------------------- ------------------- ------------------ ------------------
         Total                             $          888      $         ( 8)          $    (92)       $        788
                                       -------------------- ------------------- ------------------ ------------------
                                       -------------------- ------------------- ------------------ ------------------


      Purchased goodwill arising during the current year is discussed in notes 5 and 6 below.

5.   ACQUISITION OF SUBSIDIARIES

     ONE SOURCE INDUSTRIES, LLC

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



                                                                          Fair Value of
                                                                          Assets Acquired
                                                                         And Liabilities
                                                                             Assumed
                                                                        -------------------
     Cash                                                                     $  117
     Accounts receivable, net                                                    929
     Inventories                                                                 104
     Property and equipment, net                                                 193
     Other assets                                                                 41
                                                                        ------------------
     Total assets                                                              1,384
                                                                        ------------------

     Accounts payable                                                            498
     Accrued expenses and other liabilities                                      208
     Installment loan obligation                                                 120
                                                                        ------------------
     Total liabilities                                                           826
                                                                        ------------------

     Fair value of net assets at 100%                                            558
                                                                        ------------------

     Fair value of 80% of net assets                                             446

     Purchase price including closing costs of $ 246                           5,242

                                                                        ------------------
     Excess of purchase price over the fair value
        of net assets acquired                                                $4,796
                                                                        ------------------
                                                                        ------------------

     The excess of the purchase price over the fair value of the net assets acquired, goodwill, is being amortized using the straight-line method over 20 years.

     PHYSICIAN ADVANTAGE, LLC

     As discussed in Note 1, the Corporation holds a 70% interest in Physician Advantage as a result of two transactions occurring on May 18, 1999. The acquisition was accounted for under the purchase method of accounting. The following table summarizes the fair value of assets and liabilities of Physician Advantage as of the date of the acquisition and the computation of the excess of the purchase price over the fair value of the net assets acquired (in thousands):


                                                                          Fair Value of
                                                                          Assets Acquired
                                                                         And Liabilities
                                                                             Assumed
                                                                        -------------------
     Cash                                                                     $   88
     Accounts receivable, net                                                    114
     Property and equipment, net                                                 152
     Other assets                                                                 88
                                                                        ------------------
     Total assets                                                                442
                                                                        ------------------

     Accounts payable                                                             17
     Accrued expenses and other liabilities                                      139
                                                                        ------------------
     Total liabilities                                                           156
                                                                        ------------------

     Fair value of net assets
       net of intercompany balances                                              286
                                                                        ------------------

     Consideration:
     Conversion of note receivable into equity                                   270
     Balance of inter-company note receivable
        eliminated on consolidation                                            1,588
                                                                        ------------------
     Total consideration                                                       1,858
                                                                        ------------------

     Excess of purchase price over the fair value
        of net assets acquired                                                $1,572
                                                                        ------------------
                                                                        ------------------


     The excess of the purchase price over the fair value of the net assets acquired, goodwill, is being amortized using the straight-line method over 10 years.

     At the date of conversion, Physician Advantage had a deficiency in net assets of $1,572,000, which amount corresponds to goodwill. It is not appropriate to reflect a minority interest receivable in the consolidated statements for the minority interest share of the capital deficiency in Physician Advantage at the date of acquisition, because the minority owners have not guaranteed the subsidiary debt or committed to provide additional capital. Accordingly, the consolidated results of operations reflect 100% of the results of Physician Advantage as being attributable to the Corporation, until all pre-acquisition losses of $472,000 (30% of $1,572,000) plus any current and possible future losses attributable to the minority interests are recouped from future earnings of Physician Advantage, if any.

      At June 30, 1999, pre-acquisition and post-acquisition losses to be recouped from post acquisition profits, which would otherwise be attributable to minority interests but will instead be credited directly to equity, are $472,000 and $20,000 respectively.


6.    EQUITY INVESTMENT

      On January 1, 1999, the Corporation acquired a 50% interest in Touch Controls, Inc. by exercising its option to convert a convertible loan receivable in the principal amount of $800,000 plus $57,000 of accrued interest, into ownership of common stock. The excess cost of $456,000 over 50% of the net assets at the date of acquisition has been recorded as goodwill and is being amortized over a ten year period. The Corporation's proportionate share of results of operations for Touch Controls is included under the caption "Gain From Equity Investment" in the Consolidated Statements of Income since the date of the investment. The equity investment, net of year-to-date gains of $3,000, is included in other assets in the Consolidated Statements of Financial Condition.

      The summarized assets and liabilities of Touch Controls on January 1, 1999 post debt conversion, and June 30, 1999 were as follows (in thousands):


                                                 January 1, 1999           June 30, 1999
                                              ----------------------    -----------------------

      Total Assets                                          $1,595                     $1,690
                                              ----------------------    -----------------------

      Total Liabilities                                        850                        882
                                              ----------------------    -----------------------

      Total Liabilities and
          Shareholders' Equity                              $1,595                     $1,690
                                              ----------------------    -----------------------


7.   SEGMENT INFORMATION

     Revenues, gross profit and other financial data of the Corporation's industry segments for the six months and three months ended June 30, 1999 and 1998, are set forth below. All revenues are earned in the United States of America. (Dollars in thousands)


                                               FINANCE          GROUP        PACKAGING
                                             AND SECURED     PURCHASING      DESIGN AND        OTHER
                                               LENDING        SERVICES     MANUFACTURING      BUSINESS          TOTAL
                                           --------------   -------------  -------------    -----------       --------
SIX MONTHS ENDED JUNE 30

1999
Revenues                                     $   2,743       $   7,144         $5,438          $   650        $15,975
Gross profit                                     2,743             491          2,061              174          5,469
General and administrative                         852             813          1,098                0          2,763
Depreciation, amortization
   and accretion, net                              (56)             90            141               84            259
Interest expense                                     0              18              8                0             26
Income (loss) before taxes                       1,891            (322)           963              174          2,706
Identifiable assets                             34,660           3,408          7,927              470         46,465

1998
Revenues                                     $   9,824       $   9,964      $       0          $   717        $20,505
Gross profit                                     9,824             467              0               19         10,310
General and administrative                       1,192             928              0                0          2,120
Depreciation, amortization
    and accretion, net                             (53)             54              0              124            125
Interest expense                                     0               9              0                0              9
Income (loss) before taxes                       8,632            (461)             0               19          8,190
Identifiable assets                             41,224           1,973              0            1,227         44,424

THREE MONTHS ENDED JUNE 30

1999
Revenues                                     $   1,686       $   3,462      $   3,415          $   415       $  8,978
Gross profit                                     1,686             246          1,377              186          3,495
General and administrative                         435             462            607                0          1,504
Depreciation, amortization
   and accretion, net                              (30)             56             61               42            129
Interest expense                                     0               9              5                0             14
Income (loss) before taxes                       1,251            (216)           770              186          1,991
Identifiable assets                             34,660           3,408          7,927              470         46,465

1998
Revenues                                     $   6,661       $   4,902      $       0          $   365       $ 11,928
Gross profit                                     6,661             245              0               29          6,935
General and administrative                         789             460              0                0          1,249
Depreciation, amortization
    and accretion, net                             (70)             25              0               62             17
Interest expense                                     0               7              0                0              7
Income (loss) before taxes                       5,872            (215)             0               29          5,686
Identifiable assets                             41,224           1,973              0            1,227         44,424


     General and administrative expenses includes interest expense and the net effects of depreciation, amortization and accretion in the Consolidated Statement of Operations.

     Income (loss) before taxes represents income before taxes and minority interests.

     The finance and secured lending segment includes the sale of the equity interest in Pink Dot in the six months and three months ended June 30, 1998.

     The group purchasing services segment reflects the results of operations of Physician Advantage from May 18, 1999 and Westland Associates.

     The packaging design and manufacturing segment reflects results of operations of One Source from January 11, 1999.

     Other business consists of the operations of Global Telecommunications, interest on the Franchise Tax Board settlement (during the six months ended June 30, 1998) and settlement recoveries in the Drexel Burnham Lambert, Inc. class action lawsuit.


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

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS REGARDING VARIOUS ASPECTS OF OUR BUSINESS AND AFFAIRS, INCLUDING STATEMENTS ABOUT THE ADEQUACY OF COLLATERAL FOR LOANS IN DEFAULT, OUR FUTURE CASH NEEDS AND YEAR 2000 COMPLIANCE OF OUR COMPUTER SYSTEMS. THE WORDS "EXPECT," ESTIMATE," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. STATEMENTS ABOUT FUTURE EARNINGS AND REVENUES AND THE ADEQUACY OF CASH RESOURCES FOR FUTURE NEEDS ARE UNCERTAIN BECAUSE OF THE UNPREDICTABILITY OF FUTURE EVENTS AFFECTING SUCH STATEMENTS. STATEMENTS ABOUT THE ADEQUACY OF REAL ESTATE COLLATERAL INVOLVE PREDICTIONS AS TO WHAT A BUYER WILL BE WILLING TO PAY FOR THE PROPERTY IN THE FUTURE, WHICH CANNOT BE KNOWN WITH CERTAINTY. STATEMENTS ABOUT YEAR 2000 COMPLIANCE ARE IN PART DEPENDENT UPON PERFORMANCE BY THIRD PARTIES OVER WHOM WE DO NOT HAVE CONTROL. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES

         Revenues for the quarter ended June 30, 1999 were $8,976,000 as compared to $11,928,000 for the quarter ended June 30, 1998. Revenues decreased by $1,463,000 at Westland Associates from $4,902,000 during the quarter ended June 30, 1998 to $3,439,000 during the quarter ended June 30, 1999. The decline in revenues of Westland Associates was due in large measure to the loss of a significant parts vendor and to declines in sales of certain other product lines. Additionally, a gain from the sale of our interest in Pink Dot of $5,887,000 was recorded in the quarter ended June 30, 1998, with no such amount recorded in the quarter ended June 30, 1999. These reductions in revenues were offset by the inclusion in revenues of $3,415,000 related to the operations of One Source, which became an 80% owned subsidiary of Westminster on January 11, 1999.

         During the quarter ended June 30, 1999, we recorded gains of $589,000 on the sale of securities available-for-sale with no such gains recorded during the quarter ended June 30, 1998. During the quarter ended June 30, 1999, we recorded unrealized gains on limited partnerships that invest in securities of $377,000 compared to unrealized losses of $23,000 during the quarter ended June 30, 1998. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting.

         Telephone system revenues decreased from $365,000 during the quarter ended June 30, 1998 to $223,000 during the quarter ended June 30, 1999. This reduction in revenues is primarily attributable to the disposition of the contract for the Miramar base effective June 30, 1998. For the quarter ended June 30, 1998, revenues for the Miramar base were $139,000.

         Interest on loans was $360,000 during the quarter ended June 30, 1999 as compared to $389,000 during the quarter ended June 30, 1998. Interest on securities available-for-sale and money market funds was $302,000 during the quarter ended June 30, 1999 as compared to $325,000 during the quarter ended June 30, 1998.

         Revenues for the three months ended June 30, 1999 included a recovery, net of court directed attorney's fees, of $192,000 received from the Drexel, Milken litigation. No such recoveries were received during the three months ended June 30, 1998. While additional settlement payments may be received in the Drexel, Milken litigation over time, the timing of payments is not determinable and amounts that might be received are not expected to be as great as amounts previously received.

COST OF SALES

         The revenues of $3,439,000 generated by Westland Associates, reported under the caption "Sales to auto dealers" in the consolidated financial statements, were offset by direct costs of $3,216,000, reported under the caption "Cost of sales to auto dealers". As a result, Westland Associates generated gross profit before operating expenses of $223,000 in the quarter ended June 30, 1999 compared to $245,000 in the quarter ended June 30, 1998. The reduction in gross profit is attributable to a reduction in sales volume, which was offset in part by improved margins resulting from a change in product sales mix toward higher margin business for the quarter ended June 30, 1999.

         The revenues of $3,415,000 generated by One Source, reported under the caption "Sales to packaging customers" in the consolidated financial statements, were offset by direct costs of $2,038,000, reported under the caption "Cost of sales - packaging". As a result, One Source generated gross profit before operating expenses of $1,377,000 in the quarter ended June 30, 1999.

         Global Telecommunication's expenses decreased from $336,000 during the quarter ended June 30, 1998 to $229,000 during the quarter ended June 30, 1999, which is consistent with the decline in revenues, primarily attributable to the disposition of the Miramar contract.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $255,000 from $1,249,000 for the quarter ended June 30, 1998 to $1,504,000 for the quarter ended June 30, 1999. This increase resulted from general and administrative expenses of $607,000 and $100,000, attributable to One Source and Physician Advantage, respectively, which were offset in part by a reduction in general and administrative expenses at Westland Associates of $98,000 attributable to cost saving initiatives, and to reductions of $354,000 relating to expenses incurred in 1998 in connection with various matters including the sale of Pink Dot, business consulting expenses, bad debts and recruitment costs. General and administrative expenses at Westland Associates were $362,000 for the six months ended June 30, 1999, compared to $460,000 for the six months ended June 30, 1998.

INCOME TAXES

         An income tax provision of $782,000 was recorded for the quarter ended June 30, 1999. This provision represents a combined federal and state effective tax rate of 42.6%, net of income attributable to minority interests. During the quarter ended June 30, 1998, an income tax provision of $2,173,000 was recorded, representing a combined federal and state effective tax rate of 38.3%, net of income attributable to minority interests. The lower effective tax rate in 1998 was attributable to permanent differences between book income and taxable income.

NET INCOME

         Net income for the quarter ended June 30, 1999 was $1,055,000, as compared to $3,506,000 for the quarter ended June 30, 1998. Basic earnings per share were $0.13 in 1999 versus $0.45 in 1998. Diluted earnings per share were $0.13 in 1999 versus $0.44 in 1998. Weighted average basic shares outstanding were 7,835,000 in both 1999 and 1998. Weighted average diluted shares outstanding were 7,984,000 in 1999 and 7,937,000 in 1998.

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES

         Revenues for the six months ended June 30, 1999 were $15,975,000 as compared to $20,505,000 for the six months ended June 30, 1998. Revenues decreased by $2,843,000 at Westland Associates, from $9,964,000 during the six months ended June 30, 1998 to $7,121,000 during the six months ended June 30, 1999. The decline in revenues of Westland Associates was due in large measure to the loss of a significant parts vendor and to declines in sales of certain other product lines. Additionally, a gain from the sale of our interest in Pink Dot of $5,887,000 and interest of $2,644,000 related to a franchise tax claim, were recorded during the six months ended June 30, 1998, with no such amounts recorded in the six months ended June 30, 1999. These reductions in revenues were offset by the inclusion in revenues of $5,438,000 related to the operations of One Source, in which we acquired an 80% ownership interest on January 11, 1999.

         During the six months ended June 30, 1999, we recorded gains of $767,000 on the sale of securities available-for-sale compared to $12,000 during the six months ended June 30, 1998. During the six months ended June 30, 1999, we recorded unrealized gains on limited partnerships that invest in securities of $588,000 compared to $22,000 during the six months ended June 30, 1998. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting.

         Telephone system revenues decreased from $717,000 during the six months ended June 30, 1998 to $458,000 during the six months ended June 30, 1999. This reduction in revenues is primarily attributable to the disposition of the contract for the Miramar base effective June 30, 1998. For the six months ended June 30, 1998, revenues for the Miramar base were $271,000.

         Interest on loans was $621,000 during the six months ended June 30, 1999 as compared to $631,000 during the six months ended June 30, 1998. Interest on securities available-for-sale and money market funds was $598,000 during the six months ended June 30, 1999 as compared to $579,000 during the six months ended June 30, 1998.

         Revenues for the six months ended June 30, 1999 included a recovery, net of court directed attorney's fees, of $192,000 received from the Drexel, Milken litigation. No such recoveries were received during the six months ended June 30, 1998. While additional settlement payments may be received in the Drexel, Milken litigation over time, the timing of payments is not determinable and amounts that might be received are not expected to be as great as amounts previously received.

         Other income of $189,000 includes a gain of $112,000 from the sale of real estate acquired through foreclosure during 1997 and sold during the six months ended June 30, 1999.

COST OF SALES

         The revenues of $7,121,000 generated by Westland Associates, reported under the caption "Sales to auto dealers" in the consolidated financial statements, were offset by direct costs of $6,653,000, reported under the caption "Cost of sales to auto dealers". As a result, Westland Associates generated gross profit before operating expenses of $468,000 for the six months ended June 30, 1999, compared to $466,000 in the six months ended June 30, 1998. The level of gross profit remained relatively constant due to improved margins, despite a decline in sales revenues which has resulted from a change in product sales mix toward higher margin business for the six months ended June 30, 1999.

         The revenues of $5,438,000 generated by One Source, reported under the caption "Sales to packaging customers" in the consolidated financial statements, were offset by direct costs of $3,377,000, reported under the caption "Cost of sales - packaging". As a result, One Source generated gross profit before operating expenses of $2,061,000 for the period January 11, 1999, the date of acquisition, to June 30, 1999.

         Global Telecommunication's expenses decreased from $697,000 during the six months ended June 30, 1998 to $476,000 during the six months ended June 30, 1999, consistent with the decline in revenues, primarily attributable to the disposition of the Miramar contract.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $643,000 from $2,120,000 for the six months ended June 30, 1998 to $2,763,000 for the six months ended June 30, 1999. This increase resulted from general and administrative expenses of $1,098,000 and $100,000, attributable to One Source and Physician Advantage, respectively, which were offset in part by a reduction in general and administrative expenses at Westland Associates of $215,000 attributable to cost saving initiatives, and to reductions of $340,000 relating to expenses incurred in 1998 in connection with various matters including the sale of Pink Dot, business consulting expenses, bad debts and recruitment costs. General and administrative expenses at Westland Associates were $713,000 for the six months ended June 30, 1999, compared to $928,000 for the six months ended June 30, 1998.

INCOME TAX

         An income tax provision of $1,061,000 was recorded for the six months ended June 30, 1999. This provision represents a combined federal and state effective tax rate of 42.1%, net of income attributable to minority interests. For the six months ended June 30, 1998, an income tax provision of $2,168,000 was recorded, representing a 26.5% effective tax rate. The difference between the tax provision recorded and the amount based on statutory rates for the six months ended June 30, 1998, was primarily due to a $1,686,000 tax refund received from the California Franchise Tax Board which was recorded as a reduction to the income tax provision.

NET INCOME

         Net income for the six months ended June 30, 1999 was $1,457,000, as compared to $6,017,000 for the six months ended June 30, 1998. Basic earnings per share were $0.19 in 1999 versus $0.77 in 1998. Diluted earnings per share were $0.18 in 1999 versus $0.76 in 1998. Weighted average basic shares outstanding were 7,835,000 in both 1999 and 1998. Weighted average diluted shares outstanding were 7,967,000 in 1999 and 7,937,000 in 1998.

FINANCIAL CONDITION

LOANS RECEIVABLE

         Loans receivable were $7,214,000 at June 30, 1999, compared to $9,783,000 at December 31, 1998. During the six months ended June 30, 1999, advances of $164,000 were made on existing loan commitments.

         On January 1, 1999, we exercised our option to convert a convertible loan receivable in the principal amount of $800,000, together with accrued interest of $57,000, into a 50% equity interest in Touch Controls, Inc.

         On March 1, 1999, we granted Physician Advantage and its two shareholders an option to purchase our convertible secured note at any time prior to May 17, 1999, for a purchase price equal to the then outstanding principal and accrued interest plus $600,000. As consideration for granting the option, the shareholders of Physician Advantage agreed to transfer 15% of their equity interest in Physician Advantage to Westminster effective May 18, 1999, in the event that the option was not exercised by that date. The option expired without being exercised resulting in the transfer of the 15% equity interest to Westminster. Following the transfer and the conversion of a portion of the loan from us to Physician Advantage described below, we now own a 70% interest in Physician Advantage.

         Our existing loan commitment to Physician Advantage provides for a partially secured convertible loan of up to $2,000,000 of which $270,000 was converted into a 55% ownership interest in Physician Advantage on May 18, 1999. The loan bears interest at a variable rate equal to the "prime rate" plus one percent per annum, compounded monthly. The unconverted principal balance and all unpaid accrued interest are due in twenty-four equal monthly installments beginning November 20, 2000. The loan is secured by a security interest in all tangible and intangible assets of Physician Advantage. Effective May 18, 1999, the loan has been eliminated from the consolidated statement of financial condition, and our consolidated results now include the financial results of Physician Advantage from May 18, 1999.

         At June 30, 1999, a loan secured by a first mortgage in the principal amount of $1,050,000 was in default. We commenced foreclosure proceedings in October 1997 on this loan. No interest income has been recorded in revenues since the foreclosure proceeding was commenced. We believe that the real estate collateral will be sufficient to cover the principal and interest owing on the loan in default.

         Westminster originates and, from time to time, purchases loans that are secured by real estate, personal property or other collateral. In connection with each loan proposal, we consider the value and quality of the real estate, or other collateral available to secure the loan, compared to the loan amount requested, the proposed interest rate and repayment terms and the quality of the borrower. Loan originations occur as opportunities arise which we believe to be attractive. As a result, the volume of loans originated may vary from quarter to quarter, and new loan originations may not occur in every quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents increased by $617,000 during the six months ended June 30, 1999. Our sources of cash during the quarter were $16,773,000 from the sale of investment securities, $945,000 from the sale of real estate acquired through foreclosure, $520,000 of principal collected on a previously foreclosed loan and $241,000 from liquidation of an investment. Our uses of cash during the quarter included $13,205,000 for the purchase of securities available for sale, $5,125,000 for the acquisition of One Source, $198,000 for the acquisition of Physician Advantage, $164,000 in advances on existing loan commitments and $145,000 for purchases of property and equipment. We held U.S. government and agency securities with a market value of $22,872,000 at June 30, 1999.

         We intend to pursue the acquisition of one hundred percent or substantial interests in additional operating businesses. However, no assurances can be given that we will be able to identify attractive opportunities, or if we do, that we will be able to complete acquisitions on acceptable terms. As we acquire interests in other operating businesses, we intend to liquidate securities available-for-sale as may be necessary to consummate acquisitions.

         In our opinion, Westminster has sufficient cash and liquid assets to fund its growth and operating plans for the foreseeable future.

MARKET RISK

         We are exposed to certain market risks, which are inherent in our financial instruments and arise from transactions entered into in the normal course of business. We have not entered into and do not intend to enter into derivative financial instruments for speculative purposes. A discussion of our primary market risk disclosure in financial instruments is presented below and should be read in conjunction with the forward-looking statement included herein.

         We are subject to interest rate risk on our marketable securities portfolio and loans receivable. The marketable securities portfolio matures in less than two years. The loan receivable portfolio comprises both variable and fixed rate loans, with all fixed rate loans being of a short-term nature. We are subject to equity price risk on our investments in limited partnerships that invest in securities. At June 30, 1999, these investments represented 5% of total assets.

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

         We have completed an assessment of our existing hardware and software systems and, after a review of all material issues, one of which being the Y2K issue, we determined which systems needed be replaced or upgraded. We have spent approximately $180,000 in system replacements and upgrades, most of which was incurred in the ordinary course of business.

         All planned upgrades were installed by July 31, 1999 which completes the Y2K plan for all internal systems. We believe that with conversions to new software, the Y2K issue will not pose significant operational problems for our computer systems.

         We have not fully determined the extent to which our customers and vendors systems may not be compliant. There can be no assurance that the systems of other companies with which we deal will be timely converted or that such failure to convert by another company would not have an adverse effect on our financial condition. We are developing contingency plans to alter business relationships in the event certain third parties fail to become Y2K compliant.

         While we believe that we are managing our Y2K program without any material adverse effect on our financial condition, results of operations or cash flows, no assurance can be given that all of our systems will be Y2K compliant, or that the impact of any failure to achieve substantial Y2K compliance will not have a material adverse effect on our financial condition, results of operations or cash flows.

         With the exception of the historical information, the matters discussed above include forward-looking statements that involve risks and uncertainties. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability of locating and correcting all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of businesses, we cannot ensure our ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may effect our operations and business, or expose us to third party liability.

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

Dated:  August 12, 1999                              WESTMINSTER CAPITAL, INC.
                                                (Registrant)

                                               By /s/  William Belzberg
                                                 -------------------------
                                                 William Belzberg,
                                                 Chairman of the Board of
                                                 Directors and Chief
                                                 Executive Officer


                                               By /s/  Keenan Behrle
                                                 -------------------------
                                                 Keenan Behrle
                                                 Executive Vice President and
                                                 Chief Financial Officer