Form 10-Q
period 1999-09-30
WESTMINSTER CAPITAL INC
filed 1999-11-12
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    ---------

                                    FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

                                       OR

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------   ------------

                          Commission File Number 1-4923

                            WESTMINSTER CAPITAL, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                       95-2157201
------------------------                          ------------------------
(State or other jurisdiction of               (IRS. Employer Identification No.)
incorporation or organization)

       9665 Wilshire Boulevard, Suite M-10, Beverly Hills, CA     90212
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998 (AUDITED)



ASSETS                                                                 SEPTEMBER 30, 1999                 DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                   $    876,000                       $    291,000
Securities available-for-sale, at fair value                                  25,628,000                         25,982,000
Investments in limited partnerships
   that invest in securities                                                   2,421,000                          1,996,000
Other investments                                                                500,000                            500,000
Loans receivable, net                                                          4,225,000                          9,783,000
Accounts receivable                                                            2,564,000                            660,000
Income tax refunds receivable                                                         --                            260,000
Inventories                                                                      228,000                                 --
Accrued interest receivable                                                      739,000                            937,000
Real estate acquired through foreclosure                                              --                            833,000
Telephone systems, net                                                           271,000                            392,000
Property and equipment, net                                                      643,000                            147,000
Goodwill, net                                                                  7,279,000                            788,000
Other assets                                                                     701,000                             28,000
                                                                          -------------------------------------------------
TOTAL ASSETS                                                                $ 46,075,000                       $ 42,597,000
                                                                          -------------------------------------------------
                                                                          -------------------------------------------------
LIABILITIES AND
SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Accounts payable                                                            $  1,848,000                       $    409,000
Accrued expenses                                                               2,352,000                          2,091,000
Installment debt including capital leases                                        298,000                            101,000
Deferred income taxes                                                          8,094,000                          8,006,000
Minority interests                                                               346,000                            143,000
                                                                          -------------------------------------------------
TOTAL LIABILITIES                                                             12,938,000                         10,750,000
                                                                          -------------------------------------------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
    authorized;  7,835,000 shares issued and
    outstanding in 1999 and 1998                                               7,835,000                          7,835,000
Capital in excess of par value                                                55,943,000                         55,943,000
Accumulated deficit                                                          (30,486,000)                       (31,996,000)
Accumulated other comprehensive (loss) income                                   (155,000)                            65,000
                                                                          -------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                    33,137,000                         31,847,000
                                                                          -------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 46,075,000                       $ 42,597,000
                                                                          -------------------------------------------------
                                                                          -------------------------------------------------


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         NINE MONTHS         NINE MONTHS         THREE MONTHS       THREE MONTHS
REVENUES:                                               ENDED 9/30/99       ENDED 9/30/98       ENDED 9/30/99       ENDED 9/30/98
---------                                               -------------       -------------       -------------       -------------
Interest on loans                                     $   954,000           $   888,000           $   333,000           $  257,000
Loan fees                                                      --                49,000                    --               22,000
Interest on securities available-for-
   sale and money market funds                            918,000               969,000               320,000              390,000
Unrealized gains (losses) on limited
   partnerships that invest in securities                 666,000              (342,000)               78,000             (364,000)
Gain (loss) on sale of securities available-
   for-sale                                               766,000              (234,000)               (1,000)            (246,000)
Gain from equity investments                               52,000             5,887,000                49,000                   --
Sales to auto dealers                                  11,055,000            15,017,000             3,934,000            5,053,000
Sales to packaging customers                            8,289,000                    --             2,851,000                   --
Telephone system revenue                                  677,000             1,181,000               219,000              464,000
Interest on tax refund                                       --               2,644,000                  --                     --
Lawsuit settlement, net                                   192,000                    --                  --                     --
Other Income                                              274,000                27,000                85,000                5,000
                                                     ------------------------------------------------------------------------------
Total Revenues                                         23,843,000            26,086,000             7,868,000            5,581,000
                                                     ------------------------------------------------------------------------------
EXPENSES:
---------
Cost of sales to auto dealers                          10,353,000            14,221,000             3,700,000            4,723,000
Cost of sales - packaging                               5,262,000                    --             1,885,000                   --
Telephone time and system charges                         718,000               928,000               242,000              231,000
General and administrative                              4,668,000             3,086,000             1,905,000              966,000
                                                     ------------------------------------------------------------------------------
Total Expenses                                         21,001,000            18,235,000             7,732,000            5,920,000
                                                     ------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME
TAXES AND MINORITY INTERESTS                            2,842,000             7,851,000               136,000             (339,000)

INCOME TAX (PROVISION) BENEFIT                         (1,107,000)           (2,013,000)              (46,000)             155,000

MINORITY INTERESTS SHARE OF
INCOME OF SUBSIDIARIES                                   (225,000)              (50,000)              (37,000)             (45,000)

                                                     ------------------------------------------------------------------------------
NET INCOME (LOSS)                                     $ 1,510,000           $ 5,788,000            $   53,000           $ (229,000)
                                                     ------------------------------------------------------------------------------

Net Income (Loss) Per Common Share:
   Basic                                              $      0.19           $      0.74            $     0.01           $    (0.03)
   Diluted                                                   0.19                  0.73                  0.01                (0.03)

Weighted Average Shares Outstanding:
   Basic                                                7,835,000             7,835,000             7,835,000            7,835,000
   Diluted                                              7,967,000             7,937,000             7,967,000            7,835,000


See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             NINE MONTHS               NINE MONTHS
                                                                            ENDED 9/30/99             ENDED 9/30/98
                                                                            -------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $  1,510,000              $  5,788,000
Adjustments to reconcile net income to net
   cash provided by operating activities:
Provision for loan losses and doubtful receivables                                (2,000)                   85,000
Depreciation, amortization, and accretion, net                                   468,000                   154,000
(Gain) loss on sale of securities available for sale                            (766,000)                  173,000
Unrealized (gains) losses on limited partnerships that
   invest in securities                                                         (666,000)                  360,000
Gain on sale of real estate acquired through foreclosure                        (112,000)                       --
Gain from equity investment                                                      (52,000)                       --
Gain on sale of property and equipment                                            (5,000)                 (183,000)
(Increase) decrease in accounts receivable                                      (861,000)                  145,000
Decrease (increase) in accrued interest receivable                                 2,000                  (293,000)
Net change in inventories                                                       (124,000)                       --
Net change in income taxes                                                       496,000                 3,108,000
Net change in other assets                                                       (91,000)                  180,000
Net change in accounts payable                                                   924,000                  (100,000)
Net change in accrued expenses                                                   (42,000)                  187,000
Net change in mortgage payable                                                        --                  (655,000)
Net change in minority interest                                                   92,000                  (129,000)
                                                                     -------------------       -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        771,000                 8,820,000
                                                                     -------------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries net of cash acquired                              (5,318,000)                       --
Purchase of investment securities                                            (21,807,000)              (32,773,000)
Proceeds from sales of investment securities                                  22,481,000                23,989,000
Loan originations and purchases                                                 (264,000)               (2,684,000)
Proceeds from sale of real estate acquired through foreclosure                   945,000                        --
Proceeds from liquidation of limited partnership interest                        240,000                        --
Principal collected on loans receivable                                        3,759,000                   372,000
Proceeds from sale of property and equipment                                       7,000                 1,070,000
Purchase of property and equipment                                              (171,000)                 (129,000)
                                                                     -------------------       -------------------
NET CASH USED IN INVESTING ACTIVITIES                                           (128,000)              (10,155,000)
                                                                     -------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Installment debt borrowings                                                       24,000                        --
Repayment of debt and capital leases                                             (82,000)                       --
                                                                     -------------------       -------------------
NET CASH USED IN FINANCING ACTIVITIES                                            (58,000)                       --
                                                                     -------------------       -------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          585,000                (1,335,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   291,000                 1,738,000
                                                                     -------------------       -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    876,000              $    403,000
                                                                     -------------------       -------------------
                                                                     -------------------       -------------------


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                       NINE MONTHS                  NINE MONTHS
                                                                      ENDED 9/30/99                ENDED 9/30/98
Net income                                                                  $1,510,000                    $5,788,000
                                                                --------------------------    ------------------------
Other comprehensive (loss) income, net of tax:

  Unrealized gains on securities:
    Unrealized holding gains arising
       during period                                                           240,000                       146,000
    Less: reclassification adjustment for gains
       included in net income                                                 (460,000)                      (10,000)
                                                                --------------------------    ------------------------

Other comprehensive (loss) income                                             (220,000)                      136,000
                                                                --------------------------    ------------------------

Comprehensive income                                                        $1,290,000                    $5,924,000
                                                                --------------------------    ------------------------
                                                                --------------------------    ------------------------

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

1.    BASIS OF PRESENTATION

      In the opinion of Westminster Capital, Inc. and consolidated entities (the "Corporation"), the accompanying unaudited consolidated financial statements, prepared from the Corporation's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation's financial condition as of September 30, 1999 and December 31, 1998, and the results of operations, statements of cash flows and statements of comprehensive income for the periods ended September 30, 1999 and 1998.

      The consolidated financial statements include the accounts of Westminster Capital, Inc. and its subsidiaries including a 100% interest in Westland Associates, Inc. ("Westland"), an 80% interest in One Source Industries, LLC ("One Source") effective January 11, 1999 (see below), a 70% interest in Physician Advantage, LLC ("Physician Advantage") effective May 18, 1999 (see below), and a 75% interest in Global Telecommunications Systems, LTD ("Global Telecommunications"), a limited partnership.

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

2.    SECURITIES AVAILABLE-FOR-SALE

      Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at September 30, 1999 and December 31, 1998 are as follows (in thousands):

                                                                      GROSS               GROSS
                                                                    UNREALIZED         UNREALIZED          ESTIMATED
                                            AMORTIZED COST            GAINS              LOSSES            FAIR VALUE
                                         ---------------------- ------------------- ------------------ -------------------
    September 30, 1999:
    U.S. Treasury and Agency
       Securities                                   $25,622                 $  0               $(153)            $25,469
    Equity and Debt Securities                          258                    5                (104)                159
                                         ---------------------- ------------------- ------------------ -------------------
         Total                                      $25,880                 $  5               $(257)            $25,628
                                         ---------------------- ------------------- ------------------ -------------------
                                         ---------------------- ------------------- ------------------ -------------------
    December 31, 1998:
    U.S. Treasury and Agency
       Securities                                   $25,638                 $ 90                 --              $25,728
    Equity and Debt Securities                          241                   65                 (52)                254
                                         ---------------------- ------------------- ------------------ -------------------
         Total                                      $25,879                 $155                $(52)            $25,982
                                         ---------------------- ------------------- ------------------ -------------------
                                         ---------------------- ------------------- ------------------ -------------------


      Maturities of U.S. Treasury and Agency Securities were as follows at September 30, 1999 (in thousands):


                                                              AMORTIZED                        FAIR
                                                                COST                          VALUE
                                                        ----------------------         ---------------------
      Due within one year                                         $13,645                      $13,569

      Due after one year through
         five years                                                11,977                       11,900
                                                        ----------------------         ---------------------
                                                                  $25,622                      $25,469
                                                        ----------------------         ---------------------
                                                        ----------------------         ---------------------



      Gross unrealized gains include the value ascribed to warrants, which have a readily determinable value, whether detached or attached to securities.

3.    LOANS RECEIVABLE

     The Corporation's loans receivable outstanding at September 30, 1999 and December 31, 1998 were comprised of the following (in thousands):


                                             SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                          --------------------------    --------------------------
      Loans, net of loan fees,
         secured by trust
         deeds or mortgages                                 2,125                         2,643
      Loans secured by other
         collateral                                         2,100                         7,140
                                          --------------------------    --------------------------

                       Total                               $4,225                        $9,783
                                          --------------------------    --------------------------
                                          --------------------------    --------------------------


4.       GOODWILL

       The Corporation's investments in operating businesses include purchased goodwill recorded as follows (in thousands):

                                                               ACCUMULATED        AMORTIZATION            NET
                                            PURCHASED          AMORTIZATION        FOR 9 MONTHS       UNAMORTIZED
                                            GOODWILL            AT 1/1/99        ENDED 9/30/99      COST AT 9/30/99
                                       -------------------- ------------------- ------------------ ------------------
    September 30, 1999:
      One Source Industries                        $4,796              $  --              $(178)             $4,618
      Physician Advantage                           1,577                 --                (60)              1,517
      Westland Associates                             888               (100)               (66)                722
      Touch Controls                                  456                 --                (34)                422
                                       -------------------- ------------------- ------------------ ------------------
         Total                                     $7,717              $(100)             $(338)             $7,279
                                       -------------------- ------------------- ------------------ ------------------
                                       -------------------- ------------------- ------------------ ------------------


                                                               ACCUMULATED        AMORTIZATION            NET
                                            PURCHASED          AMORTIZATION       FOR 12 MONTHS       UNAMORTIZED
                                            GOODWILL               1/1/98        ENDED 12/31/98    COST AT 12/31/98
                                       -------------------- ------------------- ------------------ ------------------
    December 31, 1998:
      Westland Associates                            $888               $ (8)             $ (92)             $  788
                                       -------------------- ------------------- ------------------ ------------------
         Total                                       $888               $ (8)             $ (92)             $  788
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

                                                               Fair Value of
                                                               Assets Acquired
                                                              And Liabilities
                                                                  Assumed
                                                             -------------------
     Cash                                                        $    117
     Accounts receivable, net                                         929
     Inventories                                                      104
     Property and equipment, net                                      193
     Other assets                                                      41
                                                             ------------------
     Total assets                                                   1,384
                                                             ------------------

     Accounts payable                                                 498
     Accrued expenses and other liabilities                           208
     Installment loan obligation                                      120
                                                             ------------------
     Total liabilities                                                826
                                                             ------------------

     Fair value of net assets at 100%                                 558
                                                             ------------------

     Fair value of 80% of net assets                                  446

     Purchase price including closing costs of $ 246                5,242

                                                             ------------------
     Excess of purchase price over the fair value
        of net assets acquired                                   $  4,796
                                                             ==================

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


                                                                          Fair Value of
                                                                          Assets Acquired
                                                                         And Liabilities
                                                                             Assumed
                                                                        -------------------
     Cash                                                                   $     88
     Accounts receivable, net                                                    114
     Property and equipment, net                                                 147
     Other assets                                                                 88
                                                                        ------------------
     Total assets                                                                437
                                                                        ------------------

     Accounts payable                                                             17
     Accrued expenses and other liabilities                                      139
                                                                        ------------------
     Total liabilities                                                           156
                                                                        ------------------

     Fair value of net assets
       net of intercompany balances                                              281
                                                                        ------------------

     Consideration:
     Conversion of note receivable into equity                                   270
     Balance of inter-company note receivable
        eliminated on consolidation                                            1,588
                                                                        ------------------
     Total consideration                                                       1,858
                                                                        ------------------

     Excess of purchase price over the fair value
        of net assets acquired                                              $  1,577
                                                                        ==================

     The excess of the purchase price over the fair value of the net assets acquired, goodwill, is being amortized using the straight-line method over 10 years.

     At the date of conversion, Physician Advantage had a deficiency in net assets of $1,577,000, which amount corresponds to goodwill. It is not appropriate to reflect a minority interest receivable in the consolidated statements for the minority interest share of the capital deficiency in Physician Advantage at the date of acquisition, because the minority owners have not guaranteed the subsidiary debt or committed to provide additional capital. Accordingly, the consolidated results of operations reflect 100% of the results of Physician Advantage as being attributable to the Corporation, until all pre-acquisition losses of $473,000 (30% of $1,577,000) plus any current and possible future losses attributable to the minority interests are recouped from future earnings of Physician Advantage, if any.

     At September 30, 1999, pre-acquisition and post-acquisition losses to be recouped from post acquisition profits, which would otherwise be attributable to minority interests but will instead be credited directly to equity, are $473,000 and $251,000 respectively.


6.    EQUITY INVESTMENT

      On January 1, 1999, the Corporation acquired a 50% interest in Touch Controls, Inc. by exercising its option to convert a convertible loan receivable in the principal amount of $800,000 plus $57,000 of accrued interest, into ownership of common stock. The excess cost of $456,000 over 50% of the net assets at the date of acquisition has been recorded as goodwill and is being amortized over a ten-year period. The Corporation's proportionate share of results of operations for Touch Controls is included under the caption "Gain From Equity Investment" in the Consolidated Statements of Income since the date of the investment. The equity investment, net of year-to-date gains of $52,000, is included in other assets in the Consolidated Statements of Financial Condition.

      The summarized assets and liabilities of Touch Controls on January 1, 1999 post debt conversion, and September 30, 1999 were as follows (in thousands):

                                                  January 1, 1999           September 30, 1999
                                              ----------------------    -------------------------
      Total Assets                                     $   1,595                  $    2,474
                                              ----------------------    -------------------------

      Total Liabilities                                      850                       1,593
                                              ----------------------    -------------------------

      Total Liabilities and
          Shareholders' Equity                         $   1,595                  $    2,474
                                              ----------------------    -------------------------

7.        SEGMENT INFORMATION

     Revenues, gross profit and other financial data of the Corporation's industry segments for the nine months and three months ended September 30, 1999 and 1998, are set forth below. All revenues are earned in the United States of America.

                                       FINANCE          GROUP             PACKAGING
                                     AND SECURED      PURCHASING          DESIGN AND          OTHER
                                       LENDING         SERVICES         MANUFACTURING        BUSINESS           TOTAL
                                     -----------      ----------        -------------        --------           -----
(Dollars in thousands)
NINE MONTHS ENDED SEPT. 30

1999
----
Revenues                             $  3,529           $ 11,156           $  8,289          $    869           $ 23,843
Gross profit                            3,529                803              3,027               151              7,510
General and administrative              1,297              1,520              1,851                 0              4,668
Depreciation, amortization
   and accretion, net                     (45)               170                217               126                468
Interest expense                            0                 23                 14                 0                 37
Income (loss) before taxes              2,232               (717)             1,176               151              2,842
Identifiable assets                    34,384              3,301              7,918               472             46,075

1998
----
Revenues                             $  9,888           $ 15,017           $      0          $  1,181           $ 26,086
Gross profit                            9,888                796                  0               253             10,937
General and administrative              1,754              1,332                  0                 0              3,086
Depreciation, amortization
    and accretion, net                    (99)                88                  0               165                154
Interest expense                            0                 11                  0                 0                 11
Income (loss) before taxes              8,134               (536)                 0               253              7,851
Identifiable assets                    40,850              1,729                  0               716             43,295

THREE MONTHS ENDED SEPT. 30

1999
----
Revenues                             $    785           $  4,013           $  2,851          $    219           $  7,868
Gross profit                              785                313                966               (23)             2,041
General and administrative                449                703                753                 0              1,905
Depreciation, amortization
   and accretion, net                     (11)                80                 76                42                187
Interest expense                            0                  5                  6                 0                 11
Income (loss) before taxes                336               (390)               213               (23)               136
Identifiable assets                    34,384              3,301              7,918               472             46,075

1998
----
Revenues                             $     64           $  5,053           $      0          $    464           $  5,581
Gross profit                               64                330                  0               233                627
General and administrative                563                403                  0                 0                966
Depreciation, amortization
    and accretion, net                    (46)                34                  0                41                 29
Interest expense                            0                  2                  0                 0                  2
Income (loss) before taxes               (499)               (73)                 0               233               (339)
Identifiable assets                    40,850              1,729                  0               716             43,295

     - General and administrative expenses include interest expense and the net effects of depreciation, amortization and accretion in the Consolidated Statement of Operations.

     - Income (loss) before taxes represents income before taxes and minority interests.

     - The finance and secured lending segment includes the sale of the equity interest in Pink Dot in the nine months ended September 30, 1998.

     - The group purchasing services segment reflects the results of operations of Physician Advantage from May 18, 1999 and Westland Associates.

     - The packaging design and manufacturing segment reflects results of operations of One Source from January 11, 1999.

     -    Other business consists of the operations of Global
          Telecommunications, interest on the Franchise Tax Board settlement (during the nine months ended September 30, 1998) and settlement recoveries in the Drexel Burnham Lambert, Inc. class action lawsuit.


8.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       Nine months ended         Nine months ended
                                                                      SEPTEMBER 31, 1999        SEPTEMBER 31, 1998
                                                                   --------------------------------------------------
Supplemental schedule of cash flow information:
Interest paid                                                            $    37,000                $  11,000
                                                                   ==================================================
Income taxes paid                                                        $   610,000                $ 594,000
                                                                   ==================================================

Supplemental schedule of non-cash investing and financing activities:

Conversion of note receivable inclusive of $57,000
   of accrued interest into a 50% equity investment                      $   857,000                        -
                                                                   ==================================================
Tax effect of reduced unrealized (losses) gains
   on securities available-for-sale                                      $  (148,000)               $  90,000
                                                                   ==================================================

9.     NET INCOME PER COMMON SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS REGARDING VARIOUS ASPECTS OF OUR BUSINESS AND AFFAIRS, INCLUDING STATEMENTS ABOUT THE ADEQUACY OF COLLATERAL FOR LOANS IN DEFAULT, OUR FUTURE CASH NEEDS AND YEAR 2000 COMPLIANCE OF OUR COMPUTER SYSTEMS. THE WORDS "EXPECT," "ESTIMATE," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. STATEMENTS ABOUT FUTURE EARNINGS AND REVENUES AND THE ADEQUACY OF CASH RESOURCES FOR FUTURE NEEDS ARE UNCERTAIN BECAUSE OF THE UNPREDICTABILITY OF FUTURE EVENTS AFFECTING SUCH STATEMENTS. STATEMENTS ABOUT THE ADEQUACY OF REAL ESTATE COLLATERAL INVOLVE PREDICTIONS AS TO WHAT A BUYER WILL BE WILLING TO PAY FOR THE PROPERTY IN THE FUTURE, WHICH CANNOT BE KNOWN WITH CERTAINTY. STATEMENTS ABOUT YEAR 2000 COMPLIANCE ARE IN PART DEPENDENT UPON PERFORMANCE BY THIRD PARTIES OVER WHOM WE DO NOT HAVE CONTROL. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES

         Revenues for the quarter ended September 30, 1999 were $7,868,000 as compared to $5,581,000 for the quarter ended September 30, 1998. The net increase in revenues is largely attributable to the inclusion in revenues of $2,851,000 related to the operations of One Source, which became an 80% owned subsidiary of Westminster on January 11, 1999. Revenues decreased by $1,119,000 at Westland Associates from $5,053,000 during the quarter ended September 30, 1998 to $3,934,000 during the quarter ended September 30, 1999. The decline in revenues of Westland Associates was due in large measure to the loss of a significant parts vendor and to declines in sales of certain other product lines.

         Global Telecommunications revenues decreased from $464,000 during the quarter ended September 30, 1998 to $219,000 during the quarter ended September 30, 1999. This reduction in revenues is primarily attributable to the gain of $229,000 from the disposition of the Miramar contract in the quarter ended September 30, 1998, which was disposed of effective June 30, 1998.

         During the quarter ended September 30, 1999, we recorded unrealized gains on limited partnerships that invest in securities of $78,000 compared to unrealized losses of $364,000 during the quarter ended September 30, 1998. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting.

         Interest on loans was $333,000 during the quarter ended September 30, 1999 as compared to $257,000 during the quarter ended September 30, 1998. Interest on loans for the quarter ended September 30, 1999, includes an amount of $134,000 representing unamortized imputed interest relating to the early pay-off of two Notes due from Pink Dot. Such loans were originally due in March

2000. Interest on securities available-for-sale and money market funds was $320,000 during the quarter ended September 30, 1999 as compared to $390,000 during the quarter ended September 30, 1998.

         During the quarter ended September 30, 1999, we recorded a loss on the sale of securities available-for-sale of $1,000 compared to a loss of $246,000 on the sale of securities available-for-sale during the quarter ended September 30, 1998.

         The current quarter includes a gain of $49,000, representing our 50% equity interest in the Net Income of Touch Controls. Other Income of $85,000 includes revenues attributable to Physician Advantage of $79,000. Other Income was $5,000 for the quarter ended September 30, 1998.

COST OF SALES

         The revenues of $3,934,000 generated by Westland Associates, reported under the caption "Sales to auto dealers" in the consolidated financial statements, were offset by direct costs of $3,700,000, reported under the caption "Cost of sales to auto dealers". As a result, Westland Associates generated gross profit before operating expenses of $234,000 in the quarter ended September 30, 1999 compared to $330,000 in the quarter ended September 30, 1998. The reduction in gross profit is attributable to a reduction in sales volume and lower margins resulting from a change in product sales mix toward lower margin business for the quarter ended September 30, 1999.

         The revenues of $2,851,000 generated by One Source, reported under the caption "Sales to packaging customers" in the consolidated financial statements, were offset by direct costs of $1,885,000, reported under the caption "Cost of sales - packaging". As a result, One Source generated gross profit before operating expenses of $966,000 in the quarter ended September 30, 1999.

         Global Telecommunication's expenses increased from $231,000 during the quarter ended September 30, 1998 to $242,000 during the quarter ended September 30, 1999. This increase is mainly attributable to Year 2000 expenses incurred during the current quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $939,000 from $966,000 for the quarter ended September 30, 1998 to $1,905,000 for the quarter ended September 30, 1999. This increase resulted from general and administrative expenses of $753,000 and $312,000, attributable to One Source and Physician Advantage, respectively, which were offset by a reduction in finance and secured lending general and administrative expenses. General and administrative expenses at Westland Associates were $391,000 for the three months ended September 30, 1999, compared to $392,000 for the three months ended September 30, 1998.

INCOME TAXES

         An income tax provision of $46,000 was recorded for the quarter ended September 30, 1999. This provision represents a combined federal and state effective tax rate of 46.5%, net of income attributable to minority interests. During the quarter ended September 30, 1998, an income tax benefit of $155,000 was recorded, net of income attributable to minority interests.

NET INCOME

         Net income for the quarter ended September 30, 1999 was $53,000, as compared to a net loss of $229,000 for the quarter ended September 30, 1998. Basic and fully diluted earnings (loss) per share were $0.01 in 1999 versus ($0.03) in 1998. Weighted average basic shares outstanding were 7,835,000 in both 1999 and 1998. Weighted average diluted shares outstanding were 7,967,000 in 1999 and 7,835,000 in 1998.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES

         Revenues for the nine months ended September 30, 1999 were $23,843,000 as compared to $26,086,000 for the nine months ended September 30, 1998. Revenues decreased by $3,962,000 at Westland Associates, from $15,017,000 during the nine months ended September 30, 1998 to $11,055,000 during the nine months ended September 30, 1999. The decline in revenues of Westland Associates was due in large measure to the loss of a significant parts vendor and to declines in sales of certain other product lines. Additionally, a gain from the sale of our interest in Pink Dot of $5,887,000 and interest of $2,644,000 related to a franchise tax claim, were recorded during the nine months ended September 30, 1998, with no comparable amounts recorded in the nine months ended September 30, 1999. These reductions in revenues were offset by the inclusion in revenues of $8,289,000 related to the operations of One Source, in which we acquired an 80% ownership interest on January 11, 1999.

         Global Telecommunications revenues decreased from $1,181,000 during the nine months ended September 30, 1998 to $677,000 during the nine months ended September 30, 1999. This reduction in revenues is primarily attributable to the disposition of the contract for the Miramar base effective June 30, 1998. For the nine months ended September 30, 1998, revenues for the Miramar base were $500,000, inclusive of a gain of $229,000 related to the disposition of the contract for the Miramar base.

         During the nine months ended September 30, 1999, we recorded gains of $766,000 on the sale of securities available-for-sale compared to losses of $234,000 during the nine months ended September 30, 1998. During the nine months ended September 30, 1999, we recorded unrealized gains on limited partnerships that invest in securities of $666,000 compared to unrealized losses of $342,000 during the nine months ended September 30, 1998. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting.

         Interest on loans was $954,000 during the nine months ended September 30, 1999 as compared to $888,000 during the nine months ended September 30, 1998. Interest on securities available-for-sale and money market funds was $918,000 during the nine months ended September 30, 1999 as compared to $969,000 during the nine months ended September 30, 1998.

         Revenues for the nine months ended September 30, 1999 included a recovery, net of court directed attorney's fees, of $192,000 received from the Drexel, Milken litigation. No such recoveries were received during the nine months ended September 30, 1998. While additional settlement payments may be received in the Drexel, Milken litigation over time, the timing of payments is not determinable and amounts that might be received are not expected to be as great as amounts previously received.

         Other income of $274,000 includes a gain of $112,000 from the sale of real estate acquired through foreclosure during 1997 and sold during the nine months ended September 30, 1999, and $101,000 of revenues attributable to Physician Advantage for the period May 18, 1999 to September 30, 1999.

COST OF SALES

         The revenues of $11,055,000 generated by Westland Associates, reported under the caption "Sales to auto dealers" in the consolidated financial statements, were offset by direct costs of $10,353,000, reported under the caption "Cost of sales to auto dealers". As a result, Westland Associates generated gross profit before operating expenses of $702,000 for the nine months ended September 30, 1999, compared to $796,000 in the nine months ended September 30, 1998. The level of gross profit declined less than the proportionate decline in sales would indicate in comparison to the year earlier period, due primarily to improved margins, despite a decline in sales revenues, which has resulted from a change in product sales mix toward higher margin business for the nine months ended September 30, 1999.

         The revenues of $8,289,000 generated by One Source, reported under the caption "Sales to packaging customers" in the consolidated financial statements, were offset by direct costs of $5,262,000, reported under the caption "Cost of sales - packaging". As a result, One Source generated gross profit before operating expenses of $3,027,000 for the period January 11, 1999, the date of acquisition, to September 30, 1999.

         Global Telecommunication's expenses decreased from $928,000 during the nine months ended September 30, 1998 to $718,000 during the nine months ended September 30, 1999, consistent with the decline in revenues, primarily attributable to the disposition of the Miramar contract.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $1,582,000 from $3,086,000 for the nine months ended September 30, 1998 to $4,668,000 for the nine months ended September 30, 1999. This increase resulted from general and administrative expenses of $1,851,000 and $412,000, attributable to One Source and Physician Advantage, respectively, which were offset in part by a reduction in general and administrative expenses at Westland Associates of $224,000 attributable to cost saving initiatives, and to reductions of $457,000 relating to expenses incurred in 1998 in connection with various matters including the sale of Pink Dot, business consulting expenses, bad debts and recruitment costs. General and administrative expenses at Westland Associates were $1,108,000 for the nine months ended September 30, 1999, compared to $1,332,000 for the nine months ended September 30, 1998.

INCOME TAX

         An income tax provision of $1,107,000 was recorded for the nine months ended September 30, 1999. This provision represents a combined federal and state effective tax rate of 42.3%, net of income attributable to minority interests. For the nine months ended September 30, 1998, an income tax provision of $2,013,000 was recorded, representing a 25.8% effective tax rate. The difference between the tax provision recorded and the amount based on statutory rates for the nine months ended September 30, 1998, was primarily due to a $1,686,000 tax refund received from the California Franchise Tax Board which was recorded as a reduction to the income tax provision.

NET INCOME

         Net income for the nine months ended September 30, 1999 was $1,510,000, as compared to $5,788,000 for the nine months ended September 30, 1998. Basic earnings per share were $0.19 in 1999 versus $0.74 in 1998. Diluted earnings per share were $0.19 in 1999 versus $0.73 in 1998. Weighted average basic shares outstanding were 7,835,000 in both 1999 and 1998. Weighted average diluted shares outstanding were 7,967,000 in 1999 and 7,937,000 in 1998.

FINANCIAL CONDITION

LOANS RECEIVABLE

         Loans receivable were $4,225,000 at September 30, 1999, compared to $9,783,000 at December 31, 1998. During the nine months ended September 30, 1999, advances of $264,000 were made on existing loan commitments.

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

         On August 27, 1999, the Company received the entire principal and interest outstanding on two Notes due from Pink Dot, Inc, which were originally due in March 2000. The repayment of these Notes on August 27, 1999 was represented by principal and accrued interest of $3,239,000 and $13,000 respectively.

         At September 30, 1999, a loan secured by a first mortgage in the principal amount of $1,050,000 was in default. We commenced foreclosure proceedings in October 1997 on this loan. No interest income has been recorded in revenues since the foreclosure proceeding was commenced. We believe that the real estate collateral will be sufficient to cover the principal and interest owing on the loan in default.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents increased by $585,000 during the nine months ended September 30, 1999. Our sources of cash during the period were $22,481,000 from the sale of investment securities, $3,239,000 of principal on two Notes Receivable from Pink Dot, $945,000 from the sale of real estate acquired through foreclosure, $520,000 of principal collected on a previously foreclosed loan and $240,000 from liquidation of an investment. Our uses of cash during the period included $21,807,000 for the purchase of securities available for sale, $5,125,000 for the acquisition of One Source, $193,000 for the acquisition of Physician Advantage, $264,000 in advances on existing loan commitments and $171,000 for purchases of property and equipment. We held U.S. government and agency securities with a market value of $25,628,000 at September 30, 1999.

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

         Subsequent to the close of the third quarter, on October 21, 1999, Westminster received $2,322,000, representing the entire principal outstanding of $1,900,000 and accrued interest of $422,000 on a loan made to United Leisure Corp., which was originally due on July 29, 1999. Additionally, on the same date, the Corporation received $1,112,000, representing the entire principal outstanding of $1,100,000 and accrued interest of $12,000 on a secured loan made to United Hotel and Casino, LLC, which was originally due on August 1, 1999. These loans were repaid with proceeds from the sale of real property owned by United Hotel and Casino, LLC. In connection with the sale of the real property, on October 27, 1999, Westminster received an additional $1,484,000, representing the redemption of our right to participate in 25% of the profits from the sale of that real property as provided for in the loan agreement with United Leisure Corp. This amount will be recorded as revenues during the quarter and year ended December 31, 1999.

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

         We are subject to interest rate risk on our marketable securities portfolio and loans receivable. The marketable securities portfolio matures in less than two years. The loan receivable portfolio comprises both variable and fixed rate loans, with all fixed rate loans being of a short-term nature. We are subject to equity price risk on our investments in limited partnerships that invest in securities. At September 30, 1999, these investments represented 5.25% of total assets.

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

         We have completed an assessment of our existing hardware and software systems and, after a review of all material issues, one of which being the Y2K issue, we determined which systems needed be replaced or upgraded. We have spent approximately $204,000 in system replacements and upgrades, most of which was incurred in the ordinary course of business.

         All planned upgrades were installed by July 31, 1999, which completes the Y2K plan for all internal systems. We believe that with conversions to new software, the Y2K issue will not pose significant operational problems for our computer systems. However, no assurance can be given that all of our systems will be Y2K compliant, or that the impact of any failure to achieve substantial Y2K compliance will not have a material adverse effect on our financial condition, results of operations or cash flows.

         We have communicated with our most significant customers, vendors and service providers, and have not received any communication that would indicate the existence of a Y2K issue. Nevertheless, we cannot fully determine the extent to which our customers and vendors systems may not be compliant. Furthermore, there can be no assurance that the systems of other companies with which we deal will be timely converted or that such failure to convert by another company would not have an adverse effect on our financial condition. We are developing contingency plans to alter business relationships in the event certain third parties fail to become Y2K compliant.

         With the exception of the historical information, the matters discussed above include forward-looking statements that involve risks and uncertainties. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability of locating and correcting all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of businesses, we cannot ensure our ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may affect our operations and business, or expose us to third party liability.

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

Dated:  November 12, 1999                  WESTMINSTER CAPITAL, INC.
                                            (Registrant)

                                           By /s/  William Belzberg
                                              ---------------------
                                              William Belzberg,
                                              Chairman of the Board of
                                              Directors and Chief
                                              Executive Officer


                                           By /s/  Keenan Behrle
                                              ---------------------
                                              Keenan Behrle
                                              Executive Vice President and
                                              Chief Financial Officer