Form 10-K
period 1999-12-31
WESTMINSTER CAPITAL INC
filed 2000-03-30
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from       to


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

    (Title of Each Class)            (Name of Each Exchange on which Registered)
    COMMON STOCK,                    AMERICAN STOCK EXCHANGE;
    $1.00 PAR VALUE PER SHARE        PACIFIC STOCK EXCHANGE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price on the American Stock Exchange of its common stock on March 1, 2000 was approximately $7,603,534. For purposes of the foregoing calculation, certain persons that have filed reports on Schedule 13D with the Securities and Exchange Commission with respect to the beneficial ownership of more than 5% of the Registrant's outstanding voting stock and directors and executive officers of the Registrant have been excluded from the group of stockholders deemed to be nonaffiliates of the Registrant.

The number of shares of common stock, $1.00 par value per share, of the Registrant outstanding as of March 1, 2000 was 7,834,607.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders scheduled to be held on May 18, 2000 are incorporated by reference in Part III of this Form 10-K.

                            WESTMINSTER CAPITAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                    CONTENTS

PART I

      ITEM 1.     BUSINESS                                                   3

      ITEM 2.     PROPERTIES                                                11

      ITEM 3.     LEGAL PROCEEDINGS                                         12

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY               14

PART II

      ITEM 5.     MARKET FOR THE CORPORATION'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                               15

      ITEM 6.     SELECTED FINANCIAL DATA                                   16

      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             17

      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK                                               30


      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               31


      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE                    69

PART III

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  CORPORATION                                               69

      ITEM 11.    EXECUTIVE COMPENSATION                                    69

      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                            69

      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            69

PART IV

      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K                                       70

Index of Exhibits                                                           73

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS.

      THROUGHOUT THIS ANNUAL REPORT, WESTMINSTER CAPITAL, INC. (THE "CORPORATION" OR "WESTMINSTER") MAKES FORWARD-LOOKING STATEMENTS REGARDING VARIOUS ASPECTS OF ITS BUSINESS AND AFFAIRS, INCLUDING STATEMENTS IN ITEM 1 - "BUSINESS" REGARDING BUSINESS STRATEGY AND THE PLANS OF PHYSICIAN ADVANTAGE; STATEMENTS IN ITEM 3 -"LEGAL PROCEEDINGS" REGARDING THE MERITS OF CLAIMS AND DEFENSES IN LITIGATION; AND STATEMENTS IN ITEM 7 -"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ABOUT FUTURE REVENUES AND INCOME OF WESTLAND ASSOCIATES, THE ADEQUACY OF COLLATERAL FOR LOANS IN DEFAULT AND THE FUTURE CASH NEEDS OF THE CORPORATION. IN SOME CASES YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY INCLUDING "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES," "MAY," "WILL," "SHOULD," "COULD," "PLANS," "PREDICTS," "POTENTIAL," "INTEND," "SCHEDULED," "CONTINUE" OR SIMILAR TERMS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FOR EXAMPLE, STATEMENTS ABOUT BUSINESS STRATEGY MAY NOT BE ACCURATE BECAUSE THE CORPORATION MAY NOT IDENTIFY ATTRACTIVE ACQUISITION CANDIDATES OR BE ABLE TO COMPLETE ACQUISITIONS ON ACCEPTABLE TERMS. STATEMENTS ABOUT CLAIMS AND DEFENSES IN LITIGATION MAY TURN OUT TO BE INCORRECT BECAUSE ALL OF THE FACTS THAT WILL BE PRESENTED AT TRIAL ARE NOT KNOWN NOW, CERTAIN ASPECTS OF THE APPLICABLE LAW MAY BE UNCERTAIN AND THE JUDGEMENT OF THE JUDGE OR JURY IS SUBJECTIVE AND INCAPABLE OF BEING PREDICTED ACCURATELY. STATEMENTS ABOUT FUTURE EARNINGS AND REVENUES AND THE ADEQUACY OF CASH RESOURCES FOR FUTURE NEEDS ARE UNCERTAIN BECAUSE OF THE UNPREDICTABILITY OF FUTURE EVENTS AFFECTING SUCH STATEMENTS. STATEMENTS ABOUT THE ADEQUACY OF REAL ESTATE COLLATERAL INVOLVE PREDICTIONS AS TO WHAT A BUYER WILL BE WILLING TO PAY FOR THE PROPERTY IN THE FUTURE, WHICH CANNOT BE KNOWN WITH CERTAINTY.

ITEM 1.   BUSINESS

GENERAL

      Westminster owns all or a substantial interest in several operating businesses and also engages in the secured lending business. We classify our enterprise into five segments, namely (i) finance and secured lending, (ii) group purchasing services, (iii) packaging-design and manufacturing, (iv) equipment rental and sales and (v) other business.

FINANCE AND SECURED LENDING - This segment engages in lending activity, originating or purchasing loans that are generally secured and do not exceed thirty-six months in duration. Assets not employed in these operations are invested in securities available-for-sale. These securities consist principally of U.S. Government securities, but to a limited extent include investments in common and preferred stocks, warrants, convertible debentures and investments in limited partnerships that invest in securities.

GROUP PURCHASING SERVICES - We have two businesses involved with group purchasing activities. Westland Associates, a wholly owned subsidiary, provides group purchasing of goods and services for new car dealers and Physician Advantage, a 70% owned subsidiary, provides group purchasing for physicians and physician groups.

PACKAGING-DESIGN AND MANUFACTURING - We own an 80% interest in One Source Industries, LLC, a business that provides display solutions, packaging-design, point of purchase material, promotional and media kits, and manufacturing and fulfillment services.

EQUIPMENT RENTAL AND SALES - We own a 68% interest in Logic Technology Group, Inc., dba Matrix Visual Solutions ("Matrix"), a company that rents and sells a wide range of audio-visual and computer equipment.

OTHER BUSINESS- This segment represents all other business activity and includes the ownership of a majority interest in a telephone company serving military personnel (See "Telephone Company," below regarding the sale of this business in January, 2000), and other non-recurring and settlement income (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further information).

     Revenues, operating profits and other financial data for our industry segments for the three years ended December 31, 1999, are set forth in Note 11 of Notes to Consolidated Financial Statements.

     Westminster is a Delaware corporation formed in 1959. Our executive offices are located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212 and our telephone number is (310) 278-1930.

BUSINESS STRATEGY

     We intend to pursue the acquisition of controlling interests in additional operating businesses that support or complement our existing business segments. However, no assurances can be given that we will be able to identify attractive opportunities, or if we do, that we will be able to complete acquisitions on acceptable terms.

     As we acquire interests in other operating businesses or originate or purchase loans, we will liquidate securities available-for-sale as may be necessary to consummate those acquisitions or fund such loans.

BUSINESS SEGMENTS

FINANCE AND SECURED LENDING

LOANS

     The Corporation originates and, from time to time, purchases loans that are generally secured by real estate, personal property or other collateral. In connection with each loan proposal, we consider the value and quality of the real estate or other collateral available to secure the loan compared to the loan amount requested, the borrower's source of repayment, the proposed interest rate and repayment terms and the quality of the borrower. We generally hold originated or purchased loans in our portfolio until maturity or earlier payoff.

     At December 31, 1999, outstanding loans consisted of loans secured by trust deeds or mortgages in the principal amount of $5,244,000 and loans secured by other collateral in the principal amount of $500,000.

     During 1999, loan activity included originations, pay-offs and the exercise of equity conversion rights on two existing loans discussed in "Convertible Loans," below.

     In April, 1999, we agreed to extend a credit facility of $500,000 to Touch Controls, Inc. This facility provides for interest at prime plus 1% and is to be used for working capital purposes. It is secured by all assets of the company and by a guarantee from the other principal shareholder for 50% of the amount outstanding. As of December 31, 1999, the entire $500,000 was advanced and is due on March 31, 2001.

     We originated a loan in the amount of $4,218,500 in December 1999, bearing interest at 15% per annum, which is secured by real estate and other collateral. This loan requires monthly payments of interest of $52,731, with the principal balance due and payable on December 1, 2000.

     On August 27, 1999, we received a prepayment in full on two notes from Pink Dot in the amounts of $2,803,000 and $436,000, respectively. These notes were refinanced by us in connection with the sale of our investment in Pink Dot during 1998, to replace previous loans outstanding to Pink Dot in the principal amounts of $2,500,000 and $415,000, plus accrued interest. The respective notes, which required the payment of interest monthly, were originally due in their entirety in March 2000.

     On October 21, 1999, we received $2,322,000 inclusive of accrued interest of $422,000, as repayment of a loan originated on July 28, 1997. This loan provided for the accrual and payment of interest at 15% on maturity and was originally due on July 29, 1999, but was extended until the sale of certain property in consideration for a prepayment of accrued interest of $250,000 in August 1999. The loan included a profit participation feature upon the sale of the property, and resulted in the Corporation receiving the sum of $1,484,000 as additional consideration for this loan.

     In August 1998, the Corporation originated a loan in the amount of $1,100,000, bearing interest at 15% per annum, secured by real estate and other collateral. This loan required monthly payments of interest only and was originally due on August 1, 1999, but was extended until October 21, 1999, the date of sale of the underlying property securing this loan, at which time the loan was paid in full.

     At December 31, 1999, a loan secured by a mortgage of $1,025,000, net of discount of $25,000, was in default. The loan was originated in 1996 and was originally due in 1998. We commenced foreclosure proceedings in October 1997 on this loan. See Item 3 - "Legal Proceedings," for further information concerning foreclosure proceedings on this loan.

     On April 12, 1999, the Corporation sold a loan in the principal amount of $520,000, at face value. This loan had been in default since 1998 and we had commenced foreclosure proceedings in February 1998. See Item 3 - "Legal Proceedings."

     A short-term loan secured by a second trust deed in the amount of $225,000 made in June 1997 went into default in August 1997. The loan was foreclosed in December 1997 and, as a result, we became the owner of the collateral, a single-family residence located in Newport Beach, California. The residence was subject to a first mortgage in the amount of $655,000, which we paid off in January 1998. We sold the property, which had a carrying value of $833,000 at December 31,1998, in January 1999 for $945,000, net of commissions and closing costs.

CONVERTIBLE LOANS

     We made two convertible loans in 1997, both of which were converted into equity interests during the year ended December 31, 1999.

     On January 1, 1999, we exercised our option to convert a convertible loan in the principal amount of $800,000, together with accrued interest of $57,000, into a 50% equity interest in Touch Controls, Inc. ("Touch Controls"). Touch Controls, headquartered in Fallbrook, California, is a privately-held company that specializes in the design, development and manufacture of enhanced infrared touch displays and workstations for industrial and public access environments. Touch Controls' products provide a simple and intuitive man/machine interface with customers' personal computers and/or operating systems in a wide range of industries and applications. Touch Controls' customers include end users, original equipment manufacturers and systems integrators.

     The financial results of Touch Controls are included in our financial statements using the equity method of accounting beginning January 1, 1999. Under the equity method of accounting, income or loss is recognized in our Statement of Operations based on our proportionate share of Touch Controls' income or loss.

     The Corporation converted $270,000 in principal amount of a convertible loan of up to $2,000,000 provided to Physician Advantage, into a 55% ownership interest in that company in May, 1999. The convertible loan bears interest at a variable rate equal to the "prime rate" plus one percent per annum, compounded monthly. The unconverted principal balance and all unpaid accrued interest are due in twenty-four equal monthly installments beginning November 20, 2000. The loan is secured by a security interest in all tangible and intangible assets of Physician Advantage. Effective May 18, 1999, the loan has been eliminated from the consolidated statement of financial condition, and our consolidated results include the financial results of Physician Advantage from May 18, 1999.

     On March 1, 1999, we granted Physician Advantage and its two shareholders an option to purchase our convertible loan at any time prior to May 18, 1999, for a purchase price equal to the then outstanding principal balance and accrued interest plus $600,000. As consideration for granting the option, the shareholders agreed to transfer 15% of their equity interest in Physician Advantage to Westminster, in the event that the option was not exercised. The option expired without being exercised resulting in the transfer of the 15% equity interest to Westminster. Following the transfer and the conversion of a portion of the loan from us to Physician Advantage described above, we now own a 70% interest in Physician Advantage.

SECURITIES AVAILABLE-FOR-SALE AND OTHER INVESTMENTS

     We invest assets not employed in operations in securities available-for-sale. These securities consist principally of U.S. Government and Agency securities, but also include investments in common and preferred stocks, warrants, and convertible debentures. We do not actively engage in investing in equity securities, but we may from time to time make investments when opportunities arise that are consistent with our business objectives. Certain of the equity securities owned by us were received as additional compensation for loans made by the Corporation.

INVESTMENTS IN LIMITED PARTNERSHIPS THAT INVEST IN SECURITIES

     We invest in certain limited partnerships that invest in securities. Each of the partnerships seeks to achieve returns through investments in equity and debt securities following identified strategies. We invest in limited partnerships based on their past performance, the past performance of their general partners, and diversification of identified strategies.

OTHER INVESTMENTS

     We hold several other investments in various companies. Such individual investments range in size from $48,000 to $500,000.

GROUP PURCHASING SERVICES

WESTLAND ASSOCIATES

     We acquired 100% of the common stock of Westland Associates in 1997. Westland Associates was founded in 1957 and provides group purchasing of goods and services for new car dealers in California, Arizona, and Nevada. Westland Associates sells to more than 550 dealers and has relationships with over 80 vendors. Included on Westland Associates' list of vendors are nationally recognized companies such as Reynolds & Reynolds, Safety-Kleen, Sherwin Williams and Unisource.

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

     The acquisition of Westland Associates has been accounted for using the purchase method of accounting and the consolidated financial statements include the results of Westland Associates from the date of the acquisition, November 12, 1997 through December 31, 1999, on a consolidated basis.

PHYSICIAN ADVANTAGE, LLC

     Physician Advantage, located in Encino California, was formed in November 1997 to carry on the business of providing group purchasing services for physicians. The business was started in September 1996 by Access Managed Care, Inc., a wholly owned subsidiary of Physician Advantage. Physician Advantage does not maintain inventories or handle billing or collections, but tracks transactions between the physicians and the vendors and is paid a rebate related to sales volume. Physician Advantage has an exclusive five-year contract with a major national hospital operator, pursuant to which the hospital operator identifies for Physician Advantage the hospital operator's staff physicians, and Physician Advantage solicits them to purchase medical supplies, office supplies and other products and services at discounted prices available to the hospital operator, but not otherwise available to physicians. More than 33,000 physicians have enrolled in the program to date.

     During 1999, Physician Advantage initiated plans to extend its business beyond sales to physicians associated with the hospital operator. To accomplish this, Physician Advantage entered into contracts with other organizations to provide advantageous pricing and distribution. The company has entered into a contract with a group purchasing organization that extends the organization's advantageous pricing to doctors and alternate care facilities. The company has also made arrangements with two distributors to provide distribution of medical and surgical supplies to its customers. Physician Advantage plans to market its new program to physicians affiliated with state and local medical groups and specialty practice associations and has agreements with two medical associations to market the program to their members. Customers served by the group purchasing organization and the distributors will be able to place orders for products and services through the Internet once the company's website "PhyBuy.com" is completed. The "Phybuy.com" website is scheduled to be operational by the end of April, 2000.

     The acquisition of Physician Advantage on May 18, 1999, occurred as a result of two transactions in which we acquired a 70% equity interest in Physician Advantage. (See "Convertible Loans" above). The acquisition of Physician Advantage has been accounted for using the purchase method of accounting and the consolidated financial statements include the results of Physician Advantage from the date of the acquisition, May 18, 1999, through December 31, 1999, on a consolidated basis.

PACKAGING-DESIGN AND MANUFACTURING

ONE SOURCE

     On January 11, 1999, we acquired an 80% interest in One Source Industries, LLC ("One Source") from One Source Industries, Inc., for cash consideration of $4,800,000 paid at closing, deferred consideration of $196,000, plus up to an additional $2,038,000 in contingent consideration that may be paid over the four years from 2000 to 2003, based on the performance of One Source during that period.

     One Source, as successor to One Source Industries, Inc., was founded in 1985 and provides display solutions, point of purchase material and promotional/media kits for a broad spectrum of consumer products ranging from computer software to food products. In addition,

One Source designs, packs and ships clam shells, and designs, assembles packs and ships corrugated floor and pallet displays. One Source's objective is to provide efficient, cost effective solutions to complex packaging and promotional needs. One Source combines interrelated disciplines of artistic design, display construction and final production to provide ease of assembly, product stability and high impact visual presentation. One Source is headquartered in Irvine, California and has production and fulfillment facilities located in Memphis, Tennessee.

     The acquisition of One Source has been accounted for using the purchase method of accounting and the consolidated financial statements include the results of One Source from the date of the acquisition, January 11, 1999, through December 31, 1999, on a consolidated basis.

EQUIPMENT RENTAL AND SALES

MATRIX VISUAL SOLUTIONS

     On November 22, 1999, we acquired a 68% interest in Logic Technology Group, Inc., dba Matrix Visual Solutions ("Matrix"), for $4.8 million. Matrix rents and sells audiovisual and computer equipment. The company rents equipment for use at conventions, trade shows, conferences and other venues in which presentation services are required. Matrix, based in Santa Ana, California with offices in San Francisco, San Diego and Las Vegas, offers a full line of computer presentation equipment including LCD panels and projectors.

     The acquisition of Matrix has been accounted for using the purchase method of accounting and the consolidated financial statements include the results of Matrix from the date of the acquisition, November 22, 1999, through December 31, 1999, on a consolidated basis.

OTHER BUSINESS

TELEPHONE COMPANY

     On January 31, 2000, Global Telecommunications Systems, LTD ("Global Telecommunications") sold substantially all of its net assets to AT&T Corp. for cash consideration of $1,900,000, of which we received $1,440,000 as a distribution on account of our 75% interest. We will record a gain from the sale of this business interest of approximately $1,100,000 in the year ending December 31, 2000.

     Prior to the sale of its assets, Global Telecommunications operated telephone network systems to serve officers and enlisted personnel with local and long distance telephone service in residential quarters at three military bases. Global Telecommunications installed and owned the switches, wiring and individual telephone equipment at each of the bases, and maintained and operated that equipment with its personnel. Telephone system revenue was generated through the use of the system by the individual military personnel who were subscribers. Revenue was partially offset by time charges from the long distance telephone provider to Global Telecommunications.

      We were a limited partner in Global Telecommunications and were entitled to 75% of the partnership distributions (which was proportional to our investment). The consolidated financial statements include this investment on a consolidated basis.

LAWSUIT SETTLEMENT

     Other business also includes settlement recoveries from a class action lawsuit against Drexel Burnham Lambert Inc. and various other parties. (See Item 3 - "Legal Proceedings").

EMPLOYEES

     As of December 31, 1999, we employed ninety-one salaried employees. Three of the Corporation's employees are executive officers of Westminster.

Employee distribution by industry segment is as follows:


                                                          NUMBER
            SEGMENT                                    OF EMPLOYEES
            -------                                    ------------
            Finance and lending                              5
            Group purchasing services                       20
            Packaging-design and manufacturing              22
            Equipment rental and sales                      38
            Other business                                   6


ITEM 2.   PROPERTIES

     Our executive offices are located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212, telephone (310) 278-1930. This office is leased for a five-year term ending in October 2002. These facilities also serve as the business location for all finance and lending activities.

     Our group purchasing segment leases an aggregate of 6,838 square feet of office space in Encino, California and Anaheim, California.

     Our packaging-design and manufacturing segment has its corporate headquarters in Irvine, California, and currently leases an aggregate of 10,579 square feet of office space in Irvine, California, Laguna Hills, California and Bentonville, Arkansas. An additional 52,870 square feet of manufacturing and warehouse space is leased in Olive Branch, Mississippi, which is adjacent to Memphis, Tennessee.

     Our equipment rental and sales segment has its corporate headquarters in Santa Ana, California, and leases an aggregate of 17,455 square feet of office and warehouse space in Santa, Ana, California, San Diego, California, San Francisco, California and Las Vegas, Nevada.

     We believe our facilities, taken as a whole, are well maintained and are adequate for our current and foreseeable business needs. All properties are leased.

ITEM 3.   LEGAL PROCEEDINGS

     During 1999, we received $192,095 in net proceeds from a settlement of claims asserted on behalf of Westminster and similarly situated parties, in a class action lawsuit against Drexel Burnham Lambert Inc., Michael Milken and other related parties in an action filed in the Los Angeles County Superior Court in 1989 and settled in 1993. The action involved claims of various violations of federal and state securities laws by the defendants. The $192,095 represents a recovery of approximately $295,530, less court directed attorneys' fees of approximately $103,435. From 1993 through 1998, we received approximately $23.6 million in net proceeds, which represents a recovery of approximately $36.3 million, less court directed attorneys' fees of approximately $12.7 million.

     In November 1996, Westminster made a loan of $1,050,000 to a borrower and took as security for the loan a mortgage on certain real property, title to which was held by a trust of which the borrower was trustee. On October 9, 1997, we commenced foreclosure proceedings on the collateral in the Court of Common Pleas, County of Berkeley, South Carolina, seeking to sell the collateral and apply the proceeds of sale to pay the principal and unpaid interest on the loan. In January, 1998, certain beneficiaries of the trust that holds title to the collateral filed certain motions and actions seeking to prevent the foreclosure, alleging that Westminster acted improperly in lending money to the borrower, and accepting as security real property owned by the trust of which the borrower was the trustee. Westminster agreed to allow the beneficiaries to intervene in the foreclosure action in exchange for the beneficiaries' agreement to dismiss a separate case filed by the beneficiaries and to submit to the jurisdiction of the court hearing the foreclosure case. On January 29, 1999, the court hearing the foreclosure action acted upon certain motions filed by the parties and denied the borrower's motion to set aside the default previously entered against her, denied the beneficiaries' motion for a jury trial and denied Westminster's motion for summary judgment. Non-binding mediation was held on March 9, 2000. While the parties are discussing resolution of the matter, no agreement has been reached.

     In accepting the collateral as security for the note, the Corporation relied on the trust documents granting the borrower absolute authority to mortgage the collateral and obtained title insurance for the mortgage it received. Westminster believes that it acted properly in dispersing the loan proceeds to the borrower. If mediation does not result in settlement, we intend to pursue vigorously our right to the collateral. The title insurance company which insured the mortgage has appeared in the pending actions to defend on the issue of the trustee's lack of authority. No date has been set for a trial.

     In connection with Westminster's efforts to foreclose on real estate collateral for a defaulted loan in the principal amount of $520,000, the debtor, Rousey Real Estate Investments, Inc., filed for protection under Chapter XI of the Bankruptcy Act on June 10, 1998 and a stay was issued preventing the Corporation from proceeding with a trustee's sale of the real estate collateral. On February 23, 1999, the Bankruptcy court rejected the debtor's plan of reorganization and lifted the stay, thus permitting the trustee's sale to proceed. A foreclosure sale was scheduled for April 15, 1999. On April 12, 1999, Westminster sold the note evidencing the loan to a third party for total consideration of $647,665, representing the principal amount of the loan, accrued but unpaid interest on the loan and costs and expenses incurred in

Westminster's effort to collect the loan. This sale relieved Westminster of the need to proceed with the foreclosure sale.

     On February 15, 2000, the Corporation and certain officers and directors received subpoenas from the Securities and Exchange Commission, requesting information concerning financial reporting of certain business transactions. The Corporation is in the process of responding to these subpoenas.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

NONE

EXECUTIVE OFFICERS OF REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in Part I of the Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000.

     The following table sets forth certain information with respect to the executive officers of the Corporation:


     NAME                   AGE       POSITION
     ----                   ---       --------
     William Belzberg       67        Chairman of the Board
                                      Chief Executive Officer

     Keenan Behrle          57        Executive Vice President
                                      Chief Financial Officer

     Rui Guimarais          39        Vice President - Finance


     An officer may have his term of office terminated at any time by the Board of Directors.

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

     Mr. Rui Guimarais has served as Vice President - Finance of the Corporation since May 1998. From February 1993 until he joined the Corporation, Mr. Guimarais was a Vice President at Showscan Entertainment Inc. ("Showscan"), a public company. Mr. Guimarais held several management positions at Showscan including Vice President of Film and Theatre Operations and Financial Controller and Director of Theatre Operations. Mr. Guimarais is a Certified Public Accountant and Chartered Accountant (South Africa).

                                   PART II


ITEM 5.     MARKET FOR THE CORPORATION'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

      The principal market for our common stock is the American Stock Exchange under the symbol "WI.". Our common stock is also traded on the Pacific Stock Exchange under the symbol "WI." The high and low market prices for Westminster Capital's Common Stock, as reported in the consolidated transaction reporting system, are set forth below:


         Fiscal Quarters         High       Low
         ---------------         ----       ---
         1999
         ----
         Fourth Quarter     $ 3  1/4    $ 2 3/4
         Third Quarter        3  5/8      2 3/4
         Second Quarter       3  5/16     2 5/8
         First Quarter        2 13/16     2 5/8

         1998
         ----
         Fourth Quarter     $ 2 13/16   $ 2 5/8
         Third Quarter        3 0/8       2 5/8
         Second Quarter       3 0/8       2 5/8
         First Quarter        3 5/8       2 3/8

      Westminster had approximately 924 holders of record of its common stock as of March 1, 2000.

      We have not paid cash dividends since 1989, and do not presently anticipate the declaration of cash dividends in the near future, as we intend to retain all excess cash, if any, resulting from our various operations for future acquisitions and investments.

ITEM 6.     SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                 (dollars in thousands except per share data)

                               1999       1998       1997       1996       1995
                               ----       ----       ----       ----       ----
FINANCIAL DATA:
Total assets                $51,140    $42,597    $34,870    $33,212    $28,199
Cash and cash equivalents     1,406        291      1,738      2,310      1,715
Accounts receivable, net      3,565        660      1,002        225        321
Loans receivable, net         5,744      9,783      7,081      4,636      2,513
Securities available-
  for-sale                   21,677     25,982     17,655     22,502     21,747
Property and equipment,
  net                         3,397        147        710         48         45
Goodwill, net                11,027        788        881        278         -
Total liabilities            17,163     10,750      8,902      7,745      5,099
Shareholders' equity         33,977     31,847     25,968     25,467     23,100
                          =======================================================

EARNINGS DATA:
Total revenues            $  33,258  $  30,925   $  7,996   $  5,234   $  4,596
Interest income               2,313      2,502      2,026      2,228      1,467
Loan fees                     1,484         49        639        751        320
Lawsuit settlement, net         192         52        950        813      1,209
Sales to auto dealers        14,235     18,851      2,711        -          -
Sales to packaging
  customers                  11,808        -          -          -          -
Equipment rental and
  sales                         601        -          -          -          -
Telephone system revenue        864      1,394      1,444      1,528      1,522
Unrealized gains (losses)
  on limited partnerships
  that invest in
  securities                    838       (299)       529        -          -
Gain (loss) on sale of
  securities                    602         66        332         (3)        15
Interest on tax refund          -        2,644        -          -          -
Loss gain  from equity
  investments                  (130)     5,887       (686)      (169)       -
Net income                    2,323      5,827      1,371      1,571      1,308
                          =======================================================

PER SHARE DATA:
Net income per share
  (basic)                    $  .30     $  .74     $  .17     $  .20      $ .17
Book value per share
  (end of period)            $ 4.34      $4.06      $3.31      $3.25      $2.96
Weighted average diluted
  shares outstanding          7,952      7,928      7,866      7,822      7,840
                          =======================================================


See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," for details regarding acquisitions made during 1999.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our consolidated financial statements included elsewhere herein. Certain statements we make constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part I" preceding "Item 1."

      At December 31, 1999, our principal assets identified by segment consisted of the following:

FINANCE AND SECURED LENDING - Includes securities available-for-sale; loans which are generally secured by real estate, personal property or other collateral; limited partnerships that invest in securities; other investments; and cash and cash equivalents.

GROUP PURCHASING - We have two businesses involved with group purchasing activities. Westland Associates, a wholly owned subsidiary, provides group purchasing of goods and services for new car dealers, and Physician Advantage, a 70% owned subsidiary, provides group purchasing for physicians and alternate care facilities. Group purchasing assets include accounts receivable from customers, office furniture and equipment and other assets including cash and cash equivalents.

PACKAGING-DESIGN AND MANUFACTURING - We own an 80% interest in One Source, a business that provides display solutions, packaging-design, point of purchase material, promotional and media kits and manufacturing and fulfillment services. One Source's assets include accounts receivable from customers, machinery and equipment, office furniture and equipment and other assets including cash and cash equivalents.

EQUIPMENT RENTAL AND SALES - We own a 68% interest in Matrix Visual Solutions, a company that rents and sells a wide range of audio-visual and computer equipment. Matrix' assets include accounts receivable from customers, presentation equipment held for rental, delivery vehicles, office furniture and equipment and other assets including cash and cash equivalents.

OTHER BUSINESS - We owned a majority ownership interest in Global
Telecommunications, a limited partnership that was in the business of constructing and operating local and long distance telephone service for certain military residential quarters prior to the sale of substantially all its assets on January 31, 2000. Global Telecommunications' assets include telephone systems, accounts receivable and cash and cash equivalents.

PRESENTATION OF FINANCIAL INFORMATION

     Revenues, operating profits and other financial data of our industry segments for the three years ended December 31, 1999, are set forth in Note 11 of Notes to Consolidated Financial Statements.

     The contributions to consolidated revenues and consolidated EBITDA ("earnings before interest, taxes, depreciation and amortization"), including percentage contributions by each of our industry segments, are summarized below. We define EBITDA as earnings before interest, income taxes, depreciation and amortization. Since all companies do not calculate EBITDA or similarly titled financial measures in the same manner, such disclosures may not be comparable with EBITDA as we define it. EBITDA should not be considered as an alternative to net income or loss (as an indicator of our operating performance), or as an alternative to cash flow (as a measure of liquidity or ability to repay debt), and is not a measure of performance or financial condition under generally accepted accounting principles. However, it does provide additional information for evaluating our ability to meet our obligations.

     Cash flows in accordance with generally accepted accounting principles consist of cash flows from (i) operating, (ii) investing and (iii) financing activities. Cash flows from operating activities reflect net income or loss (including charges for interest and taxes not included in EBITDA), adjusted for
(i) all non-cash charges or credits (including, but not limited to depreciation and amortization) and (ii) changes in operating assets and liabilities (not reflected in EBITDA). For information regarding our historical cash flows, see the Consolidated Statements of Cash Flows included elsewhere herein. Our historical results of operations are discussed below.

     For the year ended December 31, 1999, we generated revenues of $33,258,000 and EBITDA of $5,220,000. The finance and secured lending segment contributed $5,281,000 to revenues (16%) and $3,472,000 to EBITDA (67%); the group purchasing services segment contributed $14,512,000 to revenues (43%) and a negative $726,000 to EBITDA (-14%); the packaging-design and manufacturing segment contributed $11,808,000 to revenues (36%) and $1,890,000 to EBITDA (36%); the equipment rental and sales segment contributed $601,000 to revenues (2%) and $229,000 to EBITDA (4%) and other business contributed $1,056,000 to Revenues (3%) and $355,000 to EBITDA (7%).

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     We completed three acquisitions during 1999. First, on January 11, 1999, we acquired an 80% interest in One Source. This was followed by an acquisition of a 70% interest in Physician Advantage on May 18, 1999. Then, on November 22, 1999, we acquired a 68% interest in Matrix. Our operating results reflect the results of operations for these acquisitions from the respective dates of acquisition.

     The results of operations for the current year also reflect the conversion on January 1, 1999, of our loan into a 50% equity interest in Touch Controls. In accordance with generally accepted accounting principles, the results of Touch Controls are included in income using the equity method of accounting. Under the equity method of accounting, income or loss is recognized in the Consolidated Statement of Operations based on our proportionate share of Touch Control's income or loss.

REVENUES

     Our revenues increased by $2,333,000 or 8% from $30,925,000 in 1998 to $33,258,000 in 1999. This net increase in revenues was due to several factors. The acquisitions in 1999 added $12,686,000 to revenues comprised of $11,808,000 from One Source, $277,000 from Physician Advantage and $601,000 from Matrix. Significant other increases in revenues were attributable to loan fee income of $1,435,000, an increase in unrealized gains on limited partnerships that invest in securities of $1,137,000, an increase in gains on the sale of securities available for sale of $536,000, an increase in lawsuit settlement revenues of $140,000, and an increase in other income of $395,000. Offsetting these increases in revenues were declines in revenues contributed by Westland Associates of $4,616,000 and Global Telecommunications of $530,000, a decline in interest income of $189,000 and a recorded loss on our equity investment in Touch Controls of $130,000. Additionally, in 1998 revenues included the gain from the sale of our equity interest in Pink Dot of $5,887,000, as well as interest on a one-time franchise tax board settlement of $2,644,000.

     The decline in revenues of Westland Associates was due in large measure to the loss of a significant auto parts vendor and to declines in several other product lines.

     The 1999 decline of $530,000 in telephone system revenues of Global Telecommunications was due primarily to the loss of a service contract for Miramar Naval Air Station during 1998. This lost service contract contributed $501,000 in revenues during 1998, of which $272,000 was telephone system revenues through June 30, 1998, and $229,000 represented a settlement gain for the loss of this same contract. Telephone System revenues will be negligible for 2000, as a result of the sale of Global Telecommunications on January 31, 2000. See Note 8 of Notes to Consolidated Financial Statements for details on the sale of Global Telecommunications.

     Interest on loans decreased to $1,037,000 in 1999 from $1,167,000 in 1998, due to the decrease in average loans outstanding. Interest on securities available-for-sale and money market funds was $1,276,000 in 1999 compared to $1,335,000 in 1998 due to the lower average invested funds during the current year. Loan fee revenue was $1,484,000 in 1999 compared to $49,000 in 1998. In 1999, loan fees were realized from an equity participation in the sale of property securing a loan originated during 1997, which was paid off during 1999.

     In 1999, we recorded unrealized gains from limited partnerships that invest in securities of $838,000, as compared to unrealized losses of $299,000 in 1998. These limited partnerships invest in equity and debt securities and the Corporation records gains and losses on these investments based upon the equity method of accounting.

     During 1999 we earned $602,000 in net gains from the sale of securities compared to gains of $66,000 in 1998. These gains include $847,000 in gains from the sale of various marketable securities, offset in part by a $245,000 permanent impairment write-down on an investment security.

     Lawsuit settlement recoveries, net of court directed attorney's fees, in the class action lawsuit against Drexel Burnham Lambert, Inc. were $192,000 in 1999 compared to $52,000 in 1998. While additional settlement payments may be received in this litigation over time, there is diminishing likelihood that any such payments will be received and, if received, that the amounts received will be as great as amounts previously received.

GROSS PROFIT

     We calculate gross profit as total revenues less cost of sales less depreciation and amortization related to sales (which depreciation and amortization was $235,000 in 1999 and $207,000 in 1998).

     The revenues of $14,235,000 generated by Westland Associates, reported under the caption "Sales to auto dealers" in the Consolidated Financial Statements, were offset by direct costs of $13,328,000, included under the caption "Cost of sales." As a result, Westland Associates generated gross profit before operating expenses of $907,000 in 1999, compared to $1,034,000 in 1998. The level of gross profit declined less than the proportionate decline in sales in comparison to 1998, due to improved margins as a consequence of management's focus toward higher margin product lines and due to the loss of a significant vendor in a product line with lower margins than the overall average.

     The revenues of $11,808,000 generated by One Source, reported under the caption "Sales to packaging customers" in the Consolidated Financial Statements, were offset by direct costs of $7,629,000, included under the caption "Cost of sales." As a result, One Source generated gross profit before operating expenses of $4,179,000 for the period January 11, 1999 (date of acquisition) through December 31, 1999. Cost of sales includes $26,000 of depreciation and amortization charged to cost of sales in 1999.

     The revenues of $277,000 generated by Physician Advantage and included in "Other Income" in the Consolidated Financial Statements represent net revenues earned from third party distributors, and, as such, also represents the gross profit attributable to this source from May 18, 1999 (date of acquisition) through December 31, 1999.

     The revenues of $601,000 generated by Matrix, reported under the caption "Equipment rental and sales" in the Consolidated Financial Statements, were offset by direct costs of $251,000, included under the caption "Cost of sales." As a result, Matrix generated gross profit before operating expenses of $350,000 for the period November 22, 1999 (date of acquisition) through December 31, 1999. Cost of sales includes $41,000 of depreciation and amortization charged to cost of sales in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $2,080,000 from $4,049,000 in 1998 to $6,129,000 in 1999. This increase resulted from general and administrative expenses of $2,289,000, $647,000, and $121,000 attributable to One Source, Physician Advantage and Matrix, respectively, which were offset by reductions in other general and administrative expenses for finance and secured lending of $620,000 and Westland Associates of $357,000.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased from $198,000 in 1998 to $760,000 in 1999. The increase is attributable to depreciation and amortization of $403,000 related to the amortization of goodwill on acquisitions made in 1999, with the balance comprised of depreciation and amortization on operating assets related to the 1999 acquisitions.

INCOME TAX

     An income tax provision of $1,841,000 was recorded for 1999. This provision represents a combined federal and state effective tax rate of 41.8%. In 1998 an income tax provision of $2,060,000 was recorded, representing a 26% effective tax rate. The difference between the tax provision recorded and the amount based on statutory rates for 1998 was primarily due to a $1,686,000 tax refund received from the California Franchise Tax Board which was recorded as a reduction to the income tax provision. For other tax matters that may affect future results of operations see Notes 15 and 20 of the Notes to the Consolidated Financial Statements.

MINORITY INTERESTS

     The minority interests in net income increased by $206,000, from $31,000 in 1998 to $237,000 in 1999, due to the minority interests in the net income of the subsidiaries acquired during 1999, represented by $207,000 in net income attributable to the minority interest in One Source and $31,000 in net income attributable to the minority interest in Matrix, offset by the decline in the minority interest attributable to Global Telecommunications of $32,000.

     The consolidated results of operations reflect 100% of the results of Physician Advantage, compared to our ownership of 70% of this company, because the acquisition of our interest in Physician Advantage was made at a time when the company had a deficiency in net tangible assets, and the minority owners have not guaranteed the subsidiary debt or committed to provide additional capital. We will continue to absorb 100% of any future losses attributable to Physician Advantage, if any, for as long as the company continues to have a deficiency in tangible net assets.

NET INCOME

     Net income for 1999 was $2,323,000, as compared to $5,827,000 for 1998. Basic earnings per share were $0.30 in 1999 versus $0.74 in 1998. Diluted earnings per share were $0.29 in 1999 versus $0.73 in 1998. Weighted average basic shares outstanding were 7,835,000 in both 1999 and 1998. Weighted average diluted shares outstanding were 7,952,000 in 1999 and 7,928,000 in 1998.

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

     Revenues were $30,925,000 for the year ended December 31, 1998 compared to $7,996,000 for the year ended December 31, 1997. The increase in revenues of $22,929,000 was due to several factors, including the acquisition of Westland Associates in 1997 which generated revenues of $18,851,000 for 1998, compared to $2,711,000 for the period from date of acquisition on November 12, 1997 through December 31, 1997; the sale of our equity interest in Pink Dot which generated a gain in the amount of $5,887,000 in 1998; and the California Franchise Tax refund claim settlement which resulted in interest received of $2,644,000 in 1998.

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

     For the year ended December 31, 1998, we recorded unrealized losses on limited partnerships that invest in securities of $299,000 as compared to unrealized gains of $529,000 for the year ended December 31, 1997. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting.

     We realized gains on the sale of securities of $66,000 for the year ended December 31, 1998 compared to gains of $332,000 in the prior year.

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

GROSS PROFIT

     Revenues of $18,851,000 generated by Westland Associates for the year ended December 31, 1998 were offset by direct costs of $17,817,000, resulting in gross profit before operating expenses of $1,034,000. Operating expenses for the year were $1,620,000 and are included in general and administrative expenses. The net operating loss of $586,000 included non-recurring and executive payroll expenses of approximately $500,000 and operating costs associated with the introduction of a new product line of $83,000.

     Other (loss) income includes a permanent impairment write-down of $250,000 on an investment for the year ended December 31, 1998. Excluding this write-down, other income was $29,000 for the year ended December 31, 1998 compared to $51,000 for the year ended December 31, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $2,052,000 from $1,997,000 for the year ended December 31, 1997 to $4,049,000 for the year ended December 31, 1998. A significant portion of this increase, or $1,398,000, was attributable to Westland Associates, which was acquired in November 1997. Also contributing to this increase, were increased expenses incurred by the finance and secured lending segment aggregating $654,000, related to various matters including increased legal, accounting, consulting and payroll expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased from $33,000 in 1997 to $198,000 in 1998. The increase was attributable to depreciation and amortization of $89,000 related to amortization of goodwill attributable to the acquisition of Westland Associates and a decrease in accretion of $93,000, relating to the amortization of discount.

INCOME TAX

     Although the Corporation had income before taxes of $7,918,000 for the year ended December 31, 1998, an income tax provision of $2,060,000 was recorded for this period, representing a 26% effective tax rate compared to an effective tax rate of 40.4% in 1997. The difference between the tax provision recorded and the amount based on statutory rates is mainly due to the $1,686,000 tax refund received from the California Franchise Tax Board in settlement of the Corporation's refund claim, which was recorded as a reduction to the income tax provision.

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


FINANCIAL CONDITION

LOANS RECEIVABLE, CONVERTIBLE LOANS AND PAST DUE LOANS

LOANS RECEIVABLE

      The Corporation's loans receivable at December 31, 1999 were $5,744,000, as compared to $9,783,000 at December 31, 1998. During 1999, loan activity included originations, the exercise of equity conversion on two existing loans (See "Convertible Loans" below), advances under existing commitments and pay-offs.

ORIGINATIONS AND ADVANCES:

     Loan originations occur as opportunities arise which management believes to be attractive after considering the proposed terms, including yield, duration, collateral coverage and credit-worthiness of the borrower. For further information on loan collateral see Note 7 of Notes to Consolidated Financial Statements.

     On April 7, 1999, we agreed to extend a credit facility of $500,000 to Touch Controls Inc. This facility which provides for interest at prime plus 1%, is to be used for working capital purposes, is secured by all assets of Touch Controls and by a guarantee from the other principal shareholder for 50% of the amount outstanding. As of December 31, 1999, the entire $500,000 was advanced and is due on March 31, 2001.

     We originated a loan in the amount of $4,218,500 in December 1999, bearing interest at 15% per annum, which is secured by real estate and other collateral. This loan requires monthly payments of interest of $52,731, with the principal and any accrued interest due and payable on December 1, 2000.

     During 1999, we advanced $564,000 on existing loan commitments, of which $500,000 was extended to Touch Controls (discussed above) and $64,000 was advanced to Physician Advantage prior to our acquisition of Physician Advantage on May 18, 1999.

PAY-OFFS OR REPAYMENTS:

     During 1999, Westminster received pay-offs of loans in the aggregate amount of $7,881,000, representing $6,759,000 of principal and $1,122,000 of accrued interest plus an additional $1,484,000 of profit participation on a loan paid off in 1999.

     On August 27, 1999, we received a prepayment in full on two notes from Pink Dot in the amounts of $2,803,000 and $436,000, respectively. These notes were refinanced by us in connection with the sale of our investment in Pink Dot during 1998, to replace previous loans outstanding to Pink Dot in the principal amounts of $2,500,000 and $415,000, plus accrued interest, respectively. The notes, which required the payment of interest monthly, were originally due in their entirety in March 2000.

     On October 21, 1999, we received $2,322,000 inclusive of accrued interest of $422,000, as repayment of a loan originated on July 28, 1997. This loan provided for the accrual and repayment of interest at 15% on maturity and was originally due on July 29, 1999, but was extended until the sale of the underlying property securing this loan for a prepayment of accrued interest of $250,000 in August 1999. The original loan included a profit participation feature upon the sale of the property, and resulted in Westminster receiving the sum of $1,484,000 as additional consideration for this loan.

     In August 1998, we originated a loan in the amount of $1,100,000, bearing interest at 15% per annum, secured by real estate and other collateral. This loan required monthly payments of interest only and was originally due on August 1, 1999, but was extended until October 21, 1999, the date of sale of the underlying property securing this loan, at which time it was paid in full.

CONVERTIBLE LOANS

     We executed two convertible loan agreements in 1997, both of which were converted into equity interests during the year ended December 31, 1999. On January 1, 1999, we exercised our option to convert a convertible loan receivable in the principal amount of $800,000, together with accrued interest of $57,000, into a 50% equity interest in Touch Controls, Inc.

     The Corporation converted $270,000 in principal amount of a convertible loan of up to $2,000,000 provided to Physician Advantage, into a 55% ownership interest in Physician Advantage on May 18, 1999. The convertible loan bears interest at a variable rate equal to the "prime rate" plus one percent per annum, compounded monthly. The unconverted principal balance and all unpaid accrued interest are due in twenty-four equal monthly installments beginning November 20, 2000. The loan is secured by a security interest in all tangible and intangible assets of Physician Advantage. Effective May 18, 1999, the loan has been eliminated from the consolidated statement of financial condition, and our consolidated results include the financial results of Physician Advantage from May 18, 1999.

PAST DUE LOANS

     Once a loan goes into default, we cease to accrue interest on the loan. When necessary, we also record reserves for impaired principal, as well as previously accrued interest.

     At December 31, 1999, a loan secured by a mortgage of $1,025,000, net of discount of $25,000 was in default. The loan was originated in 1996 and was originally due in 1998. We commenced foreclosure proceedings in October 1997 on this loan. See Item 3 - "Legal Proceedings," for further information concerning foreclosure proceedings on this loan.

     A short-term loan secured by a second trust deed in the amount of $225,000 made in June 1997 went into default in August 1997. The loan was foreclosed in December 1997 and, as a result, we became the owner of the collateral, a single-family residence located in Newport Beach, California. The residence was subject to a first mortgage in the amount of $655,000, which was paid off in January 1998. The property, which had a carrying value of $833,000 at December 31, 1998, was subsequently sold in January 1999 for $945,000, net of commissions and closing costs.

     On April 12, 1999, we sold a loan in the principal amount of $520,000, which had been in default since 1998 and we had commenced foreclosure proceedings in February 1998. See Item 3 - "Legal Proceedings."

LIQUIDITY

     Our cash and cash equivalents increased by $1,115,000 during the year ended December 31, 1999. Our principal sources of cash during 1999 were $2,687,000 from operating activities, $6,759,000 of principal collected on loans receivable, $945,000 from the sale of real estate acquired through foreclosure, $615,000 from the liquidation of limited partnership interests and $200,000 from the liquidation of other investments. Furthermore, the net change in our investment security portfolio generated additional cash of $4,475,000 during 1999, as sales of securities of $39,694,000 exceeded purchases of securities of $35,219,000. Our primary uses of cash during 1999 were $8,727,000 for the acquisition of subsidiaries, $4,783,000 in loan originations and advances on existing loans, $550,000 for purchases of property and equipment and $448,000 on various investments. We held U.S. Government and Agency securities with a market value of $21,640,000 at December 31, 1999.

     We continue to seek investments in or acquisitions of other businesses. No assurances can be given that any further acquisitions or investments will be made or, if made, that they will be profitable.

     In the opinion of management, Westminster has sufficient cash and liquid assets to fund its growth and operating plans for the foreseeable future.

YEAR 2000

     The inability of computers, software and other equipment utilizing microprocessors to recognize and process data fields containing a two digit year is commonly referred to as the Year 2000 ("Y2K") issue. Some systems may be unable to accurately process certain information because of information technology ("IT"), which utilized a two-digit date field. Y2K introduced the potential for errors and miscalculations related to IT and non-IT systems, which were not designed to accommodate a date of year 2000 and beyond. Y2K issues could cause a system failure or miscalculations causing disruptions of operation, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As of March 21, 2000, we have not encountered any significant Y2K related problems.

     In 1999, we completed an assessment of our existing hardware and software systems and, after a review of all material issues, one of which being the Y2K issue, we determined which systems needed be replaced or upgraded. We spent approximately $240,000 in system replacements and upgrades related to this assessment, most of which was incurred in the ordinary course of business.

     All significant planned upgrades were completed by July 31, 1999, which completed the Y2K plan for all internal systems. Thereafter in November 1999, we acquired a company with identified non-compliant software, which was replaced prior to December 31, 1999 at an aggregate cost of $53,000.

     We also communicated with our most significant customers, vendors and service providers, and did not receive any communication that would indicate the existence of any current or future Y2K related issues. We have developed contingency plans to alter business relationships in the event any third party Y2K issues become apparent.

     With the exception of the historical information, the matters discussed above include forward-looking statements that involve risks and uncertainties. While we believe that minimal Y2K exposure remains, there remains some uncertainty inherent in the Year 2000 problem, resulting from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of businesses.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Portions of this Annual Report may contain "forward-looking statements." The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below, together with portions of the discussion elsewhere in this Annual Report on Form 10-K, highlight some of the more important risks identified by our management, but should not be assumed to be the only things that could affect future performance.

RISKS ASSOCIATED WITH ACQUISITIONS

     We have completed several acquisitions and will continue to pursue acquisitions that we consider will increase shareholder value. However, acquisitions involve numerous risks, including:

     - Our management must devote its attention to assimilating the acquired business which diverts its attention from other business concerns;

     - Acquisitions involve entry into new markets in which we have limited prior experience;

     - Key employees of an acquired business may leave following the acquisition; and

     - Acquired companies have self-contained management information and accounting systems.

     We have devoted substantial time and resources to integrate acquired businesses, and we will be required to devote substantial time and resources to integrate any other businesses that may be acquired in the future. Possible future acquisitions could cause us to incur additional debt, contingent liabilities and amortization expenses relating to goodwill and other intangible assets. These factors could have an adverse affect on our financial condition and operating results.

     Except as disclosed, we do not presently have any arrangements or understandings to acquire any company or business, and we cannot guarantee that we will be able to identify or complete any acquisition in the future. If we make additional acquisitions, there can be no assurance that these acquisitions will realize any anticipated benefits.

COMPETITION

     Competition is intense in each of the markets in which we compete. In addition to direct competition, we face significant indirect competition for customers. Many of our competitors have better name recognition, and substantially greater financial and other resources than we do.

DEPENDENCE ON MAJOR CUSTOMERS AND VENDORS

     PACKAGING, DESIGN AND MANUFACTURING - In January, 1999 we acquired an 80% interest in One Source. One Source does approximately 76% of its current business with three customers. A loss of any one of these customers would negatively impact future revenues and profitability.

     GROUP PURCHASING SEGMENT - Group purchasing activities are dependent upon continuing favorable relationships with key vendors, who provide a service to existing and future customers. There is a risk that without such vendor support and cooperation, we could lose customers to other vendors and competitors.

LOANS

     Loan originations occur as opportunities arise which we believe are attractive after considering the proposed terms, including yield, duration, collateral coverage and credit-worthiness of the borrower.

     Despite our attempts to mitigate the risks associated with our loan portfolio, there are numerous events and circumstances that cannot be reasonably foreseen, and which may impact our ability to recover the principal and accrued interest on such loans.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to qualitative disclosure about market risk is set forth under the caption "Finance and Secured Lending" in Item 1 - "Business," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 1 of the Notes to Consolidated Financial Statements. Such information is incorporated herein.

The Corporation does not use derivative financial instruments in its investment portfolio. The Corporation places its investments in instruments that meet high credit quality standards; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.

The table below provides information about the Corporation's investment portfolio. For securities available-for-sale, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The investments in partnerships that invest in securities are redeemable at the option of the Corporation by giving advance notice as required by the partnership agreement.

The Corporation's investment policy requires that all investments mature in five years or less. All investments are considered to be other than trading investments.

Principal amounts by expected maturity for each of the five years ending December 31, is detailed below.


(Dollars in thousands, except interest rates)
                                                                                                           FAIR       FAIR
                                                                                                           VALUE      VALUE
                                                                                                          DEC 31,    DEC 31,
                             FY 2000       FY 2001       FY 2002       FY 2003       FY 2004     TOTAL     1999       1998
                             -----------------------------------------------------------------------------------------------
Cash equivalents             $ 1,406                                                            $ 1,406   $ 1,406    $   291
  average interest rate        1.85%                                                              1.85%     1.85%

Securities available-
  for-sale                   $15,224       $ 6,453                                              $21,677   $21,677    $25,728
  average interest rate        5.41%         5.29%                                                5.38%

Investments in limited
  partnerships that
  invest in securities       $ 2,218                                                            $ 2,218   $ 2,218    $ 1,996
  average interest rate       Note 1

Loans                        $ 5,244       $   500                                              $ 5,744   $ 5,744    $ 9,783
  average interest rate       14.50%        15.00%                                               14.54%

Other borrowings-
 Note Payable and
  lines of credit            $   576       $    66         $    20                              $   662   $   662    $     0
  average interest rate      $ 9.95%       $ 9.00%         $ 9.00%                                9.78%


Note 1 - These investments are subject to equity price risk. The table above assumes that such investments will be liquidated in 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO FINANCIAL STATEMENTS


                                                                          Page
Independent Auditors' Report                                                32

Consolidated Statements of Financial Condition
         as of December 31, 1999 and 1998                                   33

Consolidated Statements of Operations
         for the Three Years In The Period Ended December 31, 1999          34

Consolidated Statements of Shareholders' Equity
         for the Three Years In The Period Ended December 31, 1999          35

Consolidated Statements of Cash Flows
         for the Three Years In The Period Ended December 31, 1999          36

Consolidated Statements of Comprehensive Income
         for the Three Years In The Period Ended December 31, 1999          37

Notes to Consolidated Financial Statements
         for the Three Years In The Period Ended December 31, 1999          38


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Westminster Capital, Inc.
Beverly Hills, California


We have audited the accompanying consolidated statements of financial condition of Westminster Capital, Inc. and its subsidiaries (the "Corporation") as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westminster Capital, Inc. and its subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 21, 2000

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1999 AND 1998


ASSETS                                                     1999                1998
-------------------------------------------------------------------------------------
Cash and cash equivalents                           $ 1,406,000        $    291,000
Securities available-for-sale, at fair value         21,677,000          25,982,000
Investments in limited partnerships
   that invest in securities                          2,218,000           1,996,000
Other investments                                       748,000             500,000
Loans receivable, net                                 5,744,000           9,783,000
Accounts receivable, net of reserve
   of $127,000 in 1999 and $0 in 1998                 3,565,000             660,000
Accrued interest receivable                             398,000             937,000
Income taxes receivable                                   -                 260,000
Inventories                                             183,000               -
Real estate acquired through foreclosure                  -                 833,000
Telephone systems, net                                  269,000             392,000
Property and equipment, net                           3,397,000             147,000
Goodwill, net                                        11,027,000             788,000
Other assets                                            508,000              28,000
                                               --------------------------------------
 TOTAL ASSETS                                       $51,140,000        $ 42,597,000
                                               ======================================


LIABILITIES AND
SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------
LIABILITIES:
Accounts payable                                     $2,140,000        $    409,000
Accrued expenses                                      2,951,000           2,091,000
Due to sellers                                        1,749,000               -
Other borrowings                                        291,000             101,000
Income taxes                                          8,828,000           8,006,000
Minority interests                                    1,204,000             143,000
                                               --------------------------------------
TOTAL LIABILITIES                                    17,163,000          10,750,000
                                               --------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 20)

SHAREHOLDERS' EQUITY:
Common stock, $1 par value: 30,000,000 shares
   Authorized: 7,835,000 shares issued
   and outstanding in 1998 and 1997                   7,835,000           7,835,000
Capital in excess of par value                       55,943,000          55,943,000
Accumulated deficit                                 (29,673,000)        (31,996,000)
Accumulated other comprehensive (loss)income           (128,000)             65,000
                                               --------------------------------------
TOTAL SHAREHOLDERS' EQUITY                           33,977,000          31,847,000
                                               --------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $51,140,000         $42,597,000
                                               ======================================


           See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


                                                 1999           1998            1997
                                                 ----           ----            ----
REVENUES:
Interest on loans                        $  1,037,000   $  1,167,000    $  1,094,000
Loan fees                                   1,484,000         49,000         639,000
Interest on securities available-
   for-sale and money market funds          1,276,000      1,335,000         932,000
Unrealized gains (losses) on limited
   partnerships that invest in securities     838,000       (299,000)        529,000
Gain on sale of securities available-
   for-sale, net                              602,000         66,000         332,000
Lawsuit settlement, net                       192,000         52,000         950,000
Telephone system revenue                      864,000      1,394,000       1,444,000
Sales to auto dealers                      14,235,000     18,851,000       2,711,000
Sales to packaging customers               11,808,000           -               -
Equipment rental and sales                    601,000           -               -
(Loss) gain from equity investments          (130,000)     5,887,000        (686,000)
Interest on tax refund                           -         2,644,000            -
Other income (loss)                           451,000       (221,000)         51,000
                                        -----------------------------------------------
Total Revenues                             33,258,000     30,925,000       7,996,000
                                        -----------------------------------------------

COSTS AND EXPENSES:
Cost of sales                              21,909,000     18,751,000       3,631,000
General and administrative                  6,129,000      4,049,000       1,997,000
Depreciation and amortization                 760,000        198,000          33,000
Interest expense                               59,000          9,000           6,000
                                        -----------------------------------------------
Total costs and expenses                   28,857,000     23,007,000       5,667,000
                                        -----------------------------------------------

INCOME BEFORE INCOME
TAXES AND MINORITY
INTERESTS                                   4,401,000      7,918,000       2,329,000

INCOME TAX PROVISION                       (1,841,000)    (2,060,000)       (942,000)

MINORITY INTERESTS, NET                      (237,000)       (31,000)        (16,000)
                                        -----------------------------------------------
NET INCOME                                $ 2,323,000   $  5,827,000    $  1,371,000
                                        ===============================================

Net Income Per Common Share:
    Basic                                        $.30           $.74            $.17
    Diluted                                       .29            .73             .17
                                        ===============================================
Weighted Average Shares
Outstanding:
    Basic                                   7,835,000      7,835,000       7,835,000
    Diluted                                 7,952,000      7,928,000       7,866,000
                                        ===============================================


           See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

                                COMMON STOCK
                                ------------                                  ACCUMULATED
                            NUMBER                 CAPITAL                      OTHER
                              OF                     IN        ACCUMULATED   COMPREHENSIVE
                                                  EXCESS OF                  INCOME (LOSS)
                            SHARES     AMOUNT     PAR VALUE      DEFICIT      NET OF TAXES       TOTAL
                           --------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1997  7,835,000  $7,835,000   $55,943,000  $(39,194,000)     $883,000     $25,467,000

Net income                    -           -            -          1,371,000         -           1,371,000
Other comprehensive loss
   change in unrealized
   holding
   gains on securities
   available-
   for-sale, net of taxes                              -              -          (870,000)       (870,000)
                          ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31,     7,835,000   7,835,000    55,943,000    (37,823,000)      13,000       25,968,000
1997

Net income                    -           -             -          5,827,000        -            5,827,000
Other comprehensive
   income -
   change in unrealized
   holding
   gains on securities
   available-
   for-sale, net of taxes     -           -             -              -           52,000           52,000
                          ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31,     7,835,000  7,835,000     55,943,000    (31,996,000)      65,000       31,847,000
1998

Net income                    -          -             -           2,323,000        -            2,323,000
Other comprehensive loss
-
   change in unrealized
   holding
   gains on securities
   available-
   for-sale, net of taxes                                                         (193,000)       (193,000)
                          ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
1999                      7,835,000  $7,835,000   $55,943,000   $(29,673,000     $(128,000)    $33,977,000
                          ==================================================================================


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

                                                   1999            1998            1997
                                                   ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $2,323,000    $ 5,827,000      $ 1,371,000
Adjustments to reconcile net income to net
   cash provided by operating activities:
Provision for loan (recoveries) losses
    and doubtful receivables, net                (2,000)      (306,000)          92,000
Depreciation, amortization and accretion,
    net                                         760,000        202,000           33,000
Gain on sales of securities available for
    sale                                       (847,000)      ( 66,000)        (332,000)
Loss from permanent impairment of
    marketable security                         245,000          -                -
Gain on sale of property and equipment           (5,000)      (183,000)           -
Gain from sale of real estate acquired         (112,000)         -                -
    through foreclosure
Unrealized (gains) losses on limited
    partnerships that invest in securities     (838,000)       299,000         (529,000)
Dividend income                                   -             17,000            -
Loss from equity and other investments          130,000        250,000          686,000
Change in assets and liabilities net of
    effects from acquisitions of
    subsidiaries:
(Increase) decrease in accounts receivable     (733,000)       342,000          159,000
Decrease (increase) in accrued interest
    receivable                                  343,000       (233,000)        (422,000)
Increase in income tax receivable                    -        (260,000)              -
Net change in current income taxes              468,000              -               -
Net change in deferred income taxes             224,000      2,604,000          835,000
(Increase) decrease in other assets             (45,000)       243,000          (93,000)
Increase in inventories                         (31,000)             -               -
Increase (decrease) in accounts payable         732,000       (260,000)       (197,000)
(Decrease) increase in accrued expenses        (175,000)       176,000         305,000
Decrease in mortgage payable                         -        (655,000)              -
Net change in minority interest                 250,000       (154,000)        (57,000)
                                           -----------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES     2,687,000      7,843,000       1,851,000
                                           -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                     (35,219,000)   (41,668,000)    (31,791,000)
Proceeds from sale of property and
    equipment                                     7,000      1,069,000               -
Proceeds from sales of securities            39,694,000     33,478,000      34,759,000
Proceeds - sale of real estate acquired
    through foreclosure                         945,000          -               -
Loan originations and purchases              (4,783,000)    (8,592,000)     (8,302,000)
Principal collected on loans receivable       6,759,000      6,458,000       5,519,000
Net change in due to broker                          -               -      (1,200,000)
Purchases of limited partnership interests           -               -        (125,000)
Proceeds from liquidation of limited
    partnership interests                       615,000              -               -
Acquisition of subsidiaries, net of cash
    acquired                                 (8,727,000)             -      (1,269,000)
Purchases of equity and other investments      (448,000)
Proceeds from liquidation of other
    investments                                 200,000              -               -
Purchases of property and equipment            (550,000)       (19,000)        (14,000)
                                           -----------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES        (1,507,000)    (9,274,000)     (2,423,000)
                                           -----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Installment debt borrowings                      25,000              -               -
Repayments-installment debt and capital
    lease obligations                           (90,000)       (16,000)              -
                                           -----------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                  (65,000)       (16,000)              -
                                           -----------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS       1,115,000     (1,447,000)       (572,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                      291,000      1,738,000       2,310,000
                                           -----------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $1,406,000     $  291,000    $  1,738,000
                                           ===============================================

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

                                       1999           1998           1997
                                    ------------   ------------   ------------

Net income                          $2,323,000     $5,827,000     $1,371,000
                                    ------------   ------------   ------------

Other comprehensive income
  (loss), net of tax:

  Unrealized gains on
   securities:
   Unrealized holding gains
   (losses)arising during
      period, net                     (106,000)        (4,000)       (27,000)
   Less: reclassification
   adjustment
      (gains) losses included in
      net income, net                  (87,000)        56,000       (843,000)
                                    ------------   ------------   ------------
Other comprehensive (loss)
      income                          (193,000)        52,000       (870,000)
                                    ------------   ------------   ------------

Comprehensive income                $2,130,000     $5,879,000       $501,000
                                    ============   ============   ============


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

The consolidated financial statements of Westminster Capital, Inc. (the "Corporation") include the accounts of the Corporation and its wholly owned subsidiaries, Westland Associates, Inc., Westminster Finance, Inc., FarWest Financial Insurance Agency, Silver Ridge Apartments, G.P., Inc. and Silver Ridge Apartments, L.P., Inc. Both Silver Ridge Apartments G.P., Inc. and Silver Ridge Apartments L.P., Inc. have been inactive since 1993 and FarWest Financial Insurance Agency has been inactive since 1991. The consolidated financial statements also include the accounts of Global Telecommunications, a limited partnership in which the Corporation has a 75% limited partnership interest, the accounts of One Source Industries, LLC in which the Corporation owns an 80% interest, the accounts of Physician Advantage, LLC in which the Corporation owns a 70% interest, and the accounts of Logic Technology Group, Inc., dba Matrix Visual Solutions, in which the Corporation owns a 68% interest. All intercompany accounts and transactions have been eliminated in consolidation. References to the Corporation include one or more of its subsidiaries.

On September 23, 1996, the Corporation acquired a 40% interest in Pink Dot, Inc. ("Pink Dot"), a home delivery shopping company. The Corporation accounted for this investment under the equity method of accounting until it was sold on February 26, 1998 (see Note 13). Under the equity method of accounting, income or loss is recognized in the Corporation's Statements of Operations based on its proportionate share of Pink Dot's income or loss.

On November 12, 1997, the Corporation acquired 100% of the common stock of Westland Associates, Inc. (Westland Associates), a corporation that provides group purchasing of goods and services for new car dealers in California, Arizona and Nevada. The assets acquired at fair value of $2,659,000 were taken subject to liabilities of $1,390,000, and a cash payment of $1,269,000 was made for the common stock, and was accounted for using the purchase method of accounting.

On January 1, 1999, the Corporation exercised an option to convert a convertible loan receivable in the principal amount of $800,000, together with accrued interest of $57,000, into a 50% equity interest in Touch Controls, Inc. The Corporation accounts for this investment under the equity method of accounting. Under the equity method of accounting, income or loss is recognized in the Corporation's Statements of Operations based on its proportionate share of Touch Control's income or loss.

On January 11, 1999, the Corporation acquired an 80% interest in One Source Industries, LLC ("One Source") from One Source Industries, Inc. for cash consideration of $4,800,000 paid at closing, deferred consideration of $196,000, plus up to an additional $2,038,000 in deferred contingent cash consideration that may be paid over the four years 2000 to 2003 based on the performance of One Source during such period. One Source provides packaging-design, point-of-purchase displays for a broad spectrum of consumer products ranging from computer software to food products.

On May 18, 1999, the Corporation acquired a 55% interest in Physician Advantage by exercising its option to convert $270,000 of a convertible loan receivable into an ownership interest in Physician Advantage. The Corporation acquired an additional 15% interest in Physician Advantage as consideration for an option granted on March 1, 1999 that expired on May 18, 1999.

On November 22, 1999, the Corporation acquired a 68% interest in Logic Technology Group, Inc., dba as Matrix Visual Solutions ("Matrix"), a company which rents and sells audiovisual and computer equipment, for $4.8 million in cash.

The 1999 acquisitions of One Source, Physician Advantage and Matrix were accounted for using the purchase method of accounting (see Notes 2 and 10).

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. They are readily convertible to cash and are so near maturity that no significant risk of changes in value exists because of changes in interest rates.

SECURITIES AVAILABLE-FOR-SALE - The Corporation classifies its securities as held to maturity securities, trading securities and available-for-sale securities, as applicable. The Corporation did not hold any held to maturity securities or trading securities at December 31, 1999 or 1998.

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

INVENTORIES - Inventories are valued at the lower of cost (first-in-first-out) or market. At December 31, 1999, inventories consisted of raw materials of $135,000 and equipment held for sale of $48,000.

INVESTMENTS IN LIMITED PARTNERSHIPS THAT INVEST IN SECURITIES - The Corporation has invested in limited partnerships that invest in securities. Each of these partnerships seeks to achieve returns through investments in equity and debt securities following identified strategies. Unrealized gains or losses on these investments are recorded based upon the equity method of accounting.

WARRANTS - On occasion, in connection with the funding of loans and purchase of securities, the Corporation has received warrants to purchase common stock. Certain warrants are not assigned a value as no estimated fair value is readily determinable. Such warrants are recorded at their estimated fair value when a market is established.

LOANS RECEIVABLE - Loans receivable are carried at the amount funded, less principal payments received, adjusted for net deferred loan fees and allowances for loan losses. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is generally measured based upon the estimated fair value of the collateral. Allowances for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The accompanying financial statements require the use of management estimates to calculate allowances for loan losses. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon identified losses on impaired loans, previous loan loss experience, current economic conditions, the value of the collateral, and other relevant factors. Management believes the level of the allowances at December 31, 1999 is adequate to absorb losses inherent in the loan portfolio.

LONG-LIVED ASSETS - The Corporation evaluates the recoverability of the carrying value of property and equipment and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF. The Corporation considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Corporation evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets, or the estimated market value of these assets. Impairment losses are recognized when the sum of future cash flows are less than the assets' carrying value, or the estimated market value is less than the assets' carrying value. No such impairment losses had been recognized as of December 31, 1999.

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

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation. Provisions for depreciation are made using straight-line and accelerated methods over the estimated useful lives of the assets, which range from three to seven years.

GOODWILL - Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisitions using the purchase and equity methods of accounting. Goodwill is amortized on a straight-line basis over 10 to 20 years and is evaluated periodically for other than temporary impairment. During this evaluation, management takes into consideration the value of the recorded goodwill and any event or circumstances that might have diminished fair value (see Long-Lived Assets above). Should such an assessment indicate permanent impairment, the net book value would be adjusted accordingly.

LOAN FEES - Loan fees are deferred net of direct incremental loan origination costs. Net deferred fees are accreted into income using the interest method or straight-line method, if not materially different. Loan fees due at the maturity of a loan are also deferred and accreted to income, unless collectibility is in doubt, in which case they are then recognized on the cash basis.

REVENUE RECOGNITION - Westland Associates and Physician Advantage recognize revenues when their vendors drop-ship products directly to their customers. One Source recognizes revenue when all the terms of the sale are substantially completed, generally when the product ships. Matrix recognizes revenues as rentals are contractually earned, or when products are shipped to customers. Telephone system revenue is recognized on the accrual basis for charges incurred on a monthly basis.

COST OF SALES - Cost of product sales is comprised of the direct material costs, direct labor costs and direct and indirect overhead applicable to sales. Cost of rental revenue is comprised of direct labor costs, commissions, depreciation and equipment rentals.

INCOME TAXES - The Corporation joins with its subsidiary corporations in which it owns 80% or more in filing a consolidated federal income tax return. In the tax returns, taxable income or loss is consolidated with the taxable income or loss of those subsidiaries. The income of Global Telecommunications, One Source and Physician Advantage is taxable to the partners and not the partnerships and accordingly, income taxes are provided on the income of these entities only to the extent of the Corporation's ownership in these entities. Matrix files separate federal and state income tax returns.

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

STOCK OPTION PLAN - The Corporation accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant, only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, which encourages but does not require entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures for employee stock option grants issued in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS No. 123.

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

RECLASSIFICATIONS - Certain reclassifications were made to the consolidated financial statements of prior years to conform to the current year presentation.

ACCOUNTING FOR DERIVITIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which delays the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133, which requires that all derivatives be recognized as assets or liabilities in the consolidated balance sheet measured at fair value, is effective for the Corporation starting in its fiscal year 2001, but is currently not expected to have a significant impact.

2.    ACQUISITION OF SUBSIDIARIES

As discussed in Note 1, the Corporation acquired an 80% interest in One Source from One Source Industries, Inc., on January 11, 1999; a 70% interest in Physician Advantage as a result of two transactions occurring on May 18, 1999; and a 68% interest in Matrix on November 22, 1999. Each of these acquisitions was accounted for under the purchase method of accounting. The following table summarizes the fair value of assets and liabilities of each business acquired as of the date of acquisition and the computation of the excess of the purchase price over the fair value of the net assets acquired (in thousands):

                          Fair Value of Assets Acquired
                             And Liabilities Assumed


                                                                                  1999          1997
                                                  ONE     PHYSICIAN             AGGREGATE     WESTLAND
                                                SOURCE    ADVANTAGE   MATRIX   ACQUISITIONS  ACQUISITION
   Cash                                       $    117      $    88  $   164       $    369        $   0
   Accounts receivable, net                        929          114    1,129          2,172          936
   Inventories                                     104            0       48            152            0
   Property and equipment, net                     193          147    2,507          2,847          663
   Other assets                                     41           88      108            237          173
                                              -----------------------------------------------------------
   Total assets                                  1,384          437    3,956          5,777        1,772
                                              -----------------------------------------------------------

   Accounts payable                                498           17      484            999          789
   Accrued expenses and other liabilities          208          139      732          1,079          582
   Income taxes                                      0            0      520            520           20
   Installment loan obligation                     120            0       32            152            0
                                              -----------------------------------------------------------
   Total liabilities                               826          156    1,768          2,750        1,391
                                              -----------------------------------------------------------

   Fair value of net assets at 100%           $    558      $   281  $ 2,188       $  3,027        $ 381
                                              -----------------------------------------------------------

   Fair value of % of net assets acquired     $    446      $   281  $ 1,488       $  2,215        $ 381

   Purchase price and closing costs              5,752        1,858    4,879         12,489        1,269
                                              -----------------------------------------------------------

   Excess of purchase price over the fair
   value of net assets acquired (Goodwill)    $  5,306      $ 1,577  $ 3,391       $ 10,274        $ 888
                                              ===========================================================


ONE SOURCE ACQUISITION

The acquisition of One Source included cash consideration of $4,800,000 paid at closing, closing costs of $246,000, comprised of brokerage expenses of $196,000, and direct closing costs of $50,000, plus deferred consideration of $196,000 due on April 15, 2000. In addition, the Corporation may also be required to make contingent payments ("earnout") not to exceed an aggregate of $2,038,148, payable in installments of $509,537, for each of the four years ended December 31, 1999, 2000, 2001 and 2002. The earnout is determined on an annual basis for each year 1999 to 2002 based on "annual adjusted earnings" for that year (as defined).

Based on the operating results for the year ended December 31, 1999, the Corporation is obligated to make the maximum earnout payment for that year. Accordingly, the Corporation has accrued this obligation at December 31, 1999 in liabilities "Due to sellers" at December 31, 1999. The amount of this additional purchase price has been added to goodwill and will be amortized over the remaining life of 19 years beginning January 1, 2000.

In connection with the Corporation's purchase of One Source, an employment agreement was executed with the president of One Source, who also owns 20% of the company. The agreement runs for a term of 24 months and calls for a base salary and benefits and severance payments if his employment is terminated as a result of certain events defined in the agreement. The employment agreement includes a covenant not to compete for a period of three years after he ceases to have an ownership interest in One Source.

PHYSICIAN ADVANTAGE, LLC

On May 18, 1999, the Corporation acquired a 55% interest in Physician Advantage by exercising its option to convert $270,000 of a convertible loan receivable into an ownership interest, and acquired an additional 15% interest as consideration for an option granted on March 1, 1999 that expired on May 18, 1999.

On May 18, 1999, Physician Advantage had a net tangible book value of $281,000, excluding the loan owing to the Corporation in the amount of $1,858,000. Upon conversion of $270,000 of the loan into a 55% equity interest, Physician Advantage had a remaining deficiency in net assets of $1,307,000. The option consideration was valued at $0 at the date of exercise. On consolidation, the actual consideration paid for Physician Advantage is represented by the converted loan of $270,000 plus the remaining loan balance of $1,588,000, which intercompany loan is eliminated on consolidation, resulting in a total consideration of $1,858,000. The consolidated cost over the fair value of the tangible net assets of $1,577,000 is reflected as goodwill and is being amortized using the straight-line method over 10 years.

The consolidated results of operations include 100% of the results of Physician Advantage compared to the 70% of this company owned by the Corporation, because the acquisition was made at a time when Physician Advantage had a deficiency in net tangible assets, and the minority owners have not guaranteed the subsidiary debt or committed to provide additional capital.

As of December 31, 1999, the Corporation will not reflect a minority interest share in future net income, if any, attributable to the minority owners' ownership interest in Physician Advantage, until all pre-acquisition losses of $392,000 plus current year losses of $140,000, attributable to the minority interests, are recouped. Furthermore, the Corporation will continue to absorb 100% of any future losses attributable to Physician Advantage, if any, for as long as the company continues to have a deficiency in tangible net assets.

MATRIX VISUAL SOLUTIONS

The Corporation acquired 68% of the issued and outstanding capital stock of Matrix from the two founding shareholders. One founding shareholder continues to own 32% of the issued and outstanding capital stock.

The purchase price was based on earnings before interest, taxes, depreciation and amortization ("EBITDA") for the year ended September 30, 1999, and resulted in a purchase price of $4,808,229, of which $3,765,000 was paid at closing and the additional $1,043,229 was paid on January 20, 2000. The additional consideration was accrued at December 31, 1999 and is included in liabilities "Due to sellers". The excess of the purchase price over the fair value of the net assets acquired of $3,391,000 is recognized as goodwill and is being amortized using the straight-line method over 20 years.

In connection with the Corporation's purchase of Matrix, an employment agreement was executed with the president of Matrix, who also owns 32% of the company. The agreement has a term of 36 months and calls for compensation levels similar to the compensation that was paid to this executive prior to the acquisition of Matrix. The employment agreement includes a bonus arrangement based on the achievement of targeted EBITDA and net profits for each fiscal year covered by the agreement.

WESTLAND ASSOCIATES

As discussed in Note 1, the Corporation purchased 100% of the common stock of Westland Associates on November 12, 1997. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was recognized as goodwill and is being amortized using the straight-line method over 10 years.

Pro Forma Operating Data

As discussed above, the Corporation acquired One Source, Physician Advantage and Matrix during the year ended December 31, 1999. Pro Forma information is not presented for Matrix and Physician Advantage as the impact on revenues, net income and diluted earnings per share is not significant. Pro Forma information for One Source for the years ended December 31, 1998 and 1997 is presented below. Pro Forma information in not presented for One Source for the year ended December 31, 1999 as the acquisition was made on January 11, 1999 and the results are therefore indicative of a full year.

Proforma "Unaudited" Selected Financial Data for the years ended December 31, 1998 and 1997 is presented as if One Source had been acquired by the Company on January 1, of such year, and is as follows (dollars in thousands, except per share information):

    1998                          As reported    Pro Forma
                                  ------------  ------------
     Revenues                      $  30,925     $  40,909
     Net Income                        5,827         6,374
     Diluted earnings per
     share                               .73           .80

     1997
     Revenues                      $   7,996     $  14,107
     Net Income                        1,371         1,390
     Diluted earnings per
     share                               .17           .18

3.   EQUITY INVESTMENT

     On January 1, 1999, the Corporation acquired a 50% interest in Touch Controls, Inc. by exercising its option to convert a convertible loan receivable in the principal amount of $800,000, plus accrued interest of $57,000, into ownership of common stock. The excess cost of $456,000 over 50% of the net assets at the date of acquisition has been recorded as goodwill and is being amortized over a ten-year period. The Corporation's proportionate share of results of operations for Touch Controls is included under the caption "Loss from equity investment" in the Consolidated Statements of Income since the conversion. The equity investment of $271,000, net of year-to-date losses of $130,000, is included in other assets in the Consolidated Statements of Financial Condition.

     The summarized assets and liabilities of Touch Controls on January 1, 1999 post-debt conversion, and December 31, 1999 were as follows (in thousands):

                               January 1, 1999   December 31, 1999
                               ----------------  ------------------

     Total Assets                       $1,595             $2,676
                               ----------------  ------------------

     Total Liabilities                     794              2,134
                               ----------------  ------------------

     Total Liabilities and
       Shareholders'
       Equity                           $1,595            $ 2,676
                               ----------------  ------------------

4.   SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale at December 31, 1999 and 1998 are as follows (in thousands):

                                             Gross        Gross
                                           Unrealized   Unrealized    Estimated
                           Amortized Cost    Gains        Losses      Fair Value
                           ------------------------------------------------------
1999:
U.S. Treasury and Agency       $ 21,850   $    --         $  ( 210)   $   21,640
   Securities
Equity securities                    34            27          (24)           37
                           ------------------------------------------------------
   Total                       $ 21,884   $        27     $   (234)   $   21,677
                           ======================================================

1998:
U.S. Treasury and Agency
   Securities                  $ 25,638   $        90     $     --    $   25,728
Equity securities                   241            65          (52)          254
                           ======================================================
   Total                       $ 25,879   $       155     $    (52)   $   25,982
                           ======================================================


At December 31, 1999, unrealized holding losses on securities available-for-sale were $128,000 net of taxes of $79,000. At December 31, 1998, unrealized holding gains on securities available-for-sale were $65,000 net of taxes of $37,000.

Maturities of U.S. Treasury and Agency Securities were as follows at December 31, 1999 (in thousands):

                                 Amortized             Fair
                                   Cost                Value
                               --------------      --------------
Due within one year              $ 15,346            $ 15,224

Due after one year
through five years                  6,504               6,416
                               -------------       --------------
                                 $ 21,850            $ 21,640
                               ==============      ==============

Gross gains and (losses) of $847,000 and $(245,000), $66,000 and $0, and
$432,000 and $(100,000) were realized on sales in 1999, 1998 and 1997, respectively. During the years ended December 31, 1999 and 1998, the Corporation recorded a permanent impairment write-downs on an investment security of $245,000, which is included in the caption "Gain on sale of securities available-for-sale" in the Consolidated Statements of Operations for the year ended December 31, 1999.

During 1997, the market value of one non-tradable security declined below its cost to a level that was considered to be other than temporary. A resulting write-down of $100,000 was recorded by the Corporation, which is included in the caption "Gain on sale of securities available-for-sale" in the Consolidated Statements of Operations for the year ended December 31, 1997.

5.   INVESTMENTS IN LIMITED PARTNERSHIPS THAT INVEST IN SECURITIES

The Corporation has invested in limited partnerships that invest in securities. Gains or losses on these investments are recorded based upon the equity method of accounting. Unrealized gains (losses) of $838,000, $(299,000) and $529,000 were recorded in connection with these investments during the years ended December 31, 1999, 1998 and 1997, respectively, which amounts are reflected in the Consolidated Statements of Operations.

6.   OTHER INVESTMENTS

In May 1996, the Corporation made an equity investment of $750,000 in HP America ("HPA"), a health maintenance organization based in Florida. This investment was guaranteed by an unaffiliated company and included a put option of the investment to the guarantor at a price of $1,215,000. The guarantee applied in the event that HPA was not subject to an effective registration by August 1, 1998.

In October 1998, HPA announced a capital deficiency, the cessation of operations in New Jersey and the seizure of its operations in Florida by the Commissioner of Insurance. Based on these events and the uncertainty concerning the value of the guarantee held by the Corporation for this investment, the Corporation recorded a permanent impairment write-down of $250,000 on this investment during the year ended December 31, 1998, which is included in the caption "Other income
(loss)" in the Consolidated Statements of Operations for the year ended December 31, 1998. Subsequent to this permanent impairment write-down, the Corporation received from the guarantor additional equity securities as security for the guarantee, which the Corporation considered to be sufficient to secure the $500,000 carrying value of this investment at December 31, 1998. During 1999, the Corporation received $200,000 as partial satisfaction of the guarantee, resulting in a carrying value of $300,000 at December 31, 1999. In March 2000, the Corporation received an additional $750,000 as settlement and satisfaction of the guarantee and final liquidation of this investment.

Other investments include various equity investments aggregating $448,000, made in various private companies during 1999. In each instance, these investments represent less than 20% equity in such companies and are accounted for using the cost basis of accounting.

7.   LOANS RECEIVABLE

The composition of the Corporation's loans receivable at December 31, 1999 and 1998 is as follows (in thousands):

                                               1999    1998
                                               ----    ----
          Loans,   net  of  loan  fees  and
            allowances, secured by trust
            deeds or mortgages              $ 5,244 $ 2,643
          Loans secured by other collateral     500   7,140
                                            ----------------
          Total                             $ 5,744 $ 9,783
                                            ================

The loans secured by trust deeds or mortgages as of December 31, 1999, include a loan in the amount of $4,218,500 advanced on December 14, 1999, bearing interest at 15% per annum, which is secured by real estate and other collateral. Interest through December 31, 1999 of $31,205 was prepaid at closing. The loan requires monthly payments of interest of $52,731 beginning February 1, 2000, with the balance due and payable on December 1, 2000.

The loans secured by trust deeds or mortgages outstanding at December 31, 1999 and 1998 include a note of $1,025,000, net of discount of $25,000, originated in 1996, which was originally due in 1998, and has since been in default. The Corporation commenced foreclosure proceedings in October 1997 on this loan. See
Note 20 for further information concerning foreclosure proceedings on this loan.

Loans secured by other collateral at December 31, 1999 represent advances against a $500,000 credit facility extended to Touch Controls on April 7, 1999. This facility which provides for interest at prime plus 1%, is to be used for working capital purposes, is secured by all assets of the company and by a guarantee from the other principal shareholder for 50% of the amount outstanding. As of December 31, 1999, the entire $500,000 was advanced and is due on March 31, 2001.

The loans secured by trust deeds or mortgages as of December 31, 1998, include a loan of $520,000 net of discount of $2,000, originated in 1996, due in 1998 but in default as of December 31, 1998. On April 12, 1999, the Corporation sold this loan at face value.

The loans secured by other collateral as of December 31, 1998 include a loan of $1,100,000 advanced in August 1998, bearing interest at 15% per annum. This loan required monthly payments of interest only and was subsequently repaid in full on October 21, 1999.

Loans secured by other collateral as of December 31, 1998, include a note for $1,900,000, which bears interest at the rate of 15% per annum. On October 21, 1999, the Corporation received $2,322,000 inclusive of accrued interest of $422,000, as repayment of this loan. This loan provided for the accrual and repayment of interest at 15% on maturity and was originally due on July 29, 1999, but was extended until the sale of certain real property for a prepayment of accrued interest of $250,000 in August 1999. The loan included a profit participation feature upon the sale of the property, and resulted in the Corporation receiving the sum of $1,484,000 as additional consideration for this loan, which amount is included in Revenues under the caption of Loan fees in the Consolidated Statements of Operations for the year ended December 31, 1999.

The loans secured by other collateral as of December 31, 1998, include two loans made to Pink Dot, Inc. (Pink Dot). On August 27, 1999, the Corporation received a prepayment of the entire amount owing on two notes from Pink Dot in the amount of $2,803,000 and $436,000 respectively. These notes were refinanced by the Corporation in connection with the sale of the Corporation's investment in Pink Dot during 1998, to replace previous loans outstanding to Pink Dot in the principal amounts of $2,500,000 and $415,000 plus accrued interest. The notes, which required the payment of interest monthly, were originally due in their entirety in March 2000.

The Corporation had discounted the face value of the notes due from Pink Dot to reflect an adjustment to the interest rate on these loans, based on the modified risk associated with such loans. This modified risk arose from the change in contractual relationship between the Corporation and Pink Dot, as a result of the sale of the Corporation's equity interest in Pink Dot during 1998. At December 31, 1998, loan principal outstanding on these two loans was $2,596,000 and $402,000, respectively, net of imputed interest of $207,000 and $34,000, respectively. Unamortized imputed interest at the date of payoff was $134,000 and is included in interest income.

One outstanding promissory note in the original principal amount of $2,500,000 together with accrued but unpaid interest through February 26, 1998 in the amount of $303,000, was replaced by a new note in the principal amount of $2,803,000 with a variable rate of interest equal to the Bank of America "prime rate" of 10%. The second outstanding promissory note in the nominal original principal amount of $1,000,000, of which $415,000 had been advanced through February 26, 1998, together with accrued but unpaid interest in the amount of $21,000, was replaced with a new note in the principal amount of $436,000 with an interest rate of 8%. All tangible and intangible assets of Pink Dot secured both replacement notes.

A short-term loan secured by a second trust deed in the amount of $225,000 made in June 1997 went into default in August 1997. The loan was foreclosed in December 1997 and, as a result, the Corporation became the owner of the collateral, a single-family residence located in Newport Beach, California. The residence was subject to a first mortgage in the amount of $655,000, which the Corporation paid off in January 1998. The property, which had a carrying value of $833,000 at December 31, 1998, was subsequently sold in January 1999 for a sale price, net of commissions and closing costs, of $945,000. The profit on sale of $112,000 is included in Other Income in the Consolidated Statement of Operations.

At December 31, 1998, loans secured by other collateral included a $1,442,000 note that was part of a $2,000,000 convertible loan commitment made to Physician Advantage in 1997, a portion of which was convertible into 55% of the debtor's equity ownership. The Corporation converted $270,000 in principal amount of this loan into a 55% ownership interest in Physician Advantage on May 18, 1999. This loan bears interest at a variable rate equal to the "prime rate" plus one percent per annum, compounded monthly. The principal balance and all unpaid accrued interest are due in twenty-four equal monthly installments beginning November 20, 2000. The loan is secured by a security interest in all tangible and intangible assets of the debtor. Effective May 18, 1999, the loan has been eliminated from the consolidated statement of financial condition, and the consolidated results include the financial results of Physician Advantage from May 18, 1999. (See
Note 2).

At December 31, 1998, loans secured by other collateral included an $800,000 note bearing interest at a variable rate of interest equal to the "prime rate" of Wells Fargo Bank, compounded monthly, convertible into 50% of the debtor's (Touch Controls, Inc.) common stock. The loan was converted into a 50% equity interest on January 1, 1999. (See Note 3).

A loan is impaired when it is probable that the Corporation will be unable to collect all principal and accrued interest due according to the contractual terms of the loan agreement. The average balance of impaired loans and interest income recognized on impaired loans were $1,393,000 and $0, respectively, for the year ended December 31, 1999, and $1,752,000 and $118,000, respectively, for the year ended December 31, 1998, and $1,670,000 and $213,000, respectively, for the year ended December 31, 1997. The components of impaired loans and accrued interest at December 31, 1999 and 1998 are as follows (in thousands):

                                     1999          1998
                                  ------------  ------------
    Impaired loans and
       Accrued interest              $1,025        $1,760
    Less:   valuation allowances       (105)         (177)
                                  ------------  ------------
    Net carrying value of
       impaired loans and
       accrued interest                $920        $1,583
                                  ============  ============

Activity in the valuation allowance for all loans and accrued interest for the years ended December 31, 1999, 1998 and 1997 is summarized as follows (in thousands):

                                      1999           1998           1997
                                  ------------   ------------   ------------
     Balance at January 1           $  177         $   31           $ -
     Additions                           -            146             31
     Recoveries                        (36)            -              -
     Direct write-downs                (36)            -              -
                                  ------------   ------------   ------------
     Balance at December 31         $  105          $ 177           $ 31
                                  ============   ============   ============

8.   TELEPHONE SYSTEMS, NET

The following is a summary of telephone systems, net, at December 31, 1999 and 1998 (in thousands):

                                                 1999        1998
            Telephone systems                  $1,228    $  1,183
              Less: Accumulated
                    depreciation                 (959)       (791)
                                           -----------------------
            Telephone systems, net             $  269    $    392
                                           =======================

Depreciation expense of telephone systems was approximately $167,000, $207,000 and $246,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

On May 27, 1998, Global Telecommunications Systems, LTD, reached a settlement with the Navy for the cancellation of the service contract at the Miramar Naval Air Station effective June 30, 1998. Global received a settlement payment of approximately $363,000 plus additional sums of $46,000 from the sale of related assets. The Corporation recorded a gain of $229,000 from the settlement of the Miramar contract, which amount is included in Telephone system revenue for the year ended December 31, 1998.

On January 31, 2000, Global Telecommunications sold substantially all of its assets for cash consideration of $1,900,000, of which the Corporation received $1,440,000 as distribution on account of its 75% interest. The Corporation will record a gain of approximately $1,100,000 from the sale of its partnership interest during the year ending December 31, 2000.

9.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                              December 31,
                                             1999      1998
                                         ---------------------
     Machinery and equipment                 $  216     $   0
     Equipment held for rental                3,135         0
     Furniture and equipment                    387       133
     Automobiles                                193        50
     Computers and software                     332       112
                                         ---------------------
                                              4,263       295

     Less: Accumulated depreciation            (866)     (148)
                                         ---------------------

                                             $3,397     $ 147
                                         =====================

Property and equipment includes $207,000 and $202,000 in assets acquired through capital leasing transactions during 1999 and 1998, respectively. Accumulated depreciation on these assets was $69,000 and $20,000 at December 31, 1999 and 1998, respectively. These assets secure the obligations under capital leases (see Note 12). Depreciation expense related to property and equipment was $356,000, $46,000, and $15,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

In connection with the acquisitions of One Source, Physician Advantage and Matrix during 1999, the Corporation acquired the following property and equipment, which was recorded at estimated fair value (dollars in thousands):

                              Fair Value of Property and Equipment Acquired
                                                             1999
                                  ONE    PHYSICIAN         AGGREGATE
                                SOURCE   ADVANTAGE MATRIX  ACQUISITIONS

        Machinery and equipment $  133    $    0  $     0   $   133
        Equipment held for
          rental                     0         0    2,377     2,377
        Furniture and
          equipment                 60        17       34       111
        Automobiles                  0         0       96        96
        Computers and software       0       130        0       130
                               -------------------------------------
        Total                   $  193    $  147  $ 2,507   $ 2,847
                               =====================================

In connection with the acquisition of Westland Associates in 1997, the Corporation acquired the following property and equipment, which was recorded at estimated fair value (dollars in thousands):


             Building                             $395
             Land                                  255
             Furniture and equipment                13
                                             -----------
                  Total                           $663
                                             ===========

The land and building were sold on March 11, 1998 for net proceeds of $605,000. The resulting net loss from the sale inclusive of closing costs of $45,000 is included in the general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 1998.

10.  GOODWILL

The Corporation's investments in operating businesses include purchased goodwill recorded as follows (dollars in thousands):

                                                      Amortization      Net
                                         Accumulated   for year      Unamortized
                            Purchased    Amortization   ended          Cost at
                             Goodwill     at 1/1/99    12/31/99       12/31/99
                            ------------------------------------------------------
   December 31, 1999:
    One Source Industries     $  5,306      $      -    $  (240)     $  5,066
    Matrix Visual Solutions      3,391             -        (18)        3,373
    Physician Advantage          1,577             -        (99)        1,478
    Westland Associates            888          (100)       (88)          700
    Touch Controls                 456             -        (46)          410
                            ------------------------------------------------------
      Total                  $  11,618      $   (100)   $  (491)     $ 11,027
                            ======================================================

                                                      Amortization       Net
                                         Accumulated   for year      Unamortized
                            Purchased    Amortization    ended         Cost at
                             Goodwill     at 1/1/98    12/31/98        12/31/98
                          ------------------------------------------------------
   December 31, 1998:
     Westland Associates    $   888         $     (8)   $   (92)     $    788
                          ------------------------------------------------------
      Total                 $   888         $     (8)   $   (92)     $    788
                          ======================================================

11.  SEGMENT INFORMATION

The Corporation has five reportable segments: finance and secured lending, group purchasing services, packaging-design and manufacturing, equipment rental and sales, and other business. Results for these segments reflect results of operation from each business owned by the Corporation since the dates of acquisition.

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

The group purchasing segment reflects the results of a wholly owned subsidiary providing group purchasing of goods and services for new car dealers (Westland Associates), and the results of a 70% owned subsidiary providing group purchasing for physicians and physician groups (Physician Advantage).

The packaging-design and manufacturing segment represents the results of an 80% owned subsidiary that provides display solutions, packaging design, point of purchase material and promotional and media kits (One Source).

The equipment rental and sales segment represents the results of a 68% owned subsidiary that rents and sells a wide range of audio-visual and computer equipment (Matrix).

The other business segment comprises all other business activity and includes the ownership of a majority interest in a telephone company serving military personnel (Global Telecommunications), and other non-recurring and settlement income.

Revenues, gross profit and other financial data of the Corporation's industry segments for the three years in the period ended December 31, 1999, are included below. All revenues are earned in the United States.


                                       -----------------------------------------------------------------------------
                                        FINANCE AND     GROUP       PACKAGING-    EQUIPMENT
                                          SECURED    PURCHASING     DESIGN AND    RENTAL AND     OTHER
                                          LENDING     SERVICES     MANUFACTURE       SALES      BUSINESS(3)   TOTAL
                                       -----------------------------------------------------------------------------
1999
Revenues                               $   5,281     $  14,512     $  11,808       $  601      $ 1,056       $33,258
Gross profit                               5,281         1,184         4,179          350          355        11,349
General and administrative expenses        1,809         1,910         2,289          121            0         6,129
EBITDA (1)                                 3,472          (726)        1,890          229          355         5,220
Depreciation, amortization, accretion, net   (21)          251           295           68          167           760
Interest expense                               0            27            19           13            0            59
Income (loss) before income taxes (2)      3,493        (1,004)        1,576          148          188         4,401
Total assets                              35,039         3,228         8,192        4,247          434        51,140
1998
Revenues                               $   7,955     $  18,851     $       0       $    0      $ 4,119       $30,925
Gross profit                               7,955         1,034             0            0        3,185        12,174
General and administrative expenses        2,429         1,620             0            0            0         4,049
EBITDA (1)                                 5,526          (586)            0            0        3,185         8,125
Depreciation, amortization, accretion, net  (130)          121             0            0          207           198
Interest expense                               0             9             0            0            0             9
Income (loss) before income taxes (2)      5,656          (716)            0            0        2,978         7,918
Total assets                              40,250         1,744             0            0          603        42,597
1997
Revenues                               $   2,891     $   2,711     $       0       $    0      $ 2,394       $ 7,996
Gross profit                               2,891           172             0            0        1,302         4,365
General and administrative expenses        1,775           222             0            0            0         1,997
EBITDA (1)                                 1,116           (50)            0            0        1,302         2,368
Depreciation, amortization, accretion, net  (223)           10             0            0          246            33
Interest expense                               5             1             0            0            0             6
Income (loss) before income taxes (2)      1,334           (61)            0            0        1,056         2,329
Total assets                              32,412         1,223             0            0        1,235        34,870


---------------------------------------
(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization.

(2) Income (loss) before taxes represents income before taxes and minority interests.

(3) Other business comprises the operations of Global Telecommunications and settlement recoveries in the Drexel Burnham Lambert, Inc. class action lawsuit. Additionally, 1998 includes a one-time Franchise Tax Board settlement.

12.    OTHER BORROWINGS

Other borrowings consisted of the following at December 31, 1999 (in thousands):


                                              December 31,
                                             1999      1998
                                         ---------------------
     Notes payable                            $ 145      $  0
     Capitalized lease obligations              146       101
                                         ---------------------
                                              $ 291      $101
                                         =====================


All obligations under capital leases are secured by the equipment under lease.

Details of notes payable are as follows:


Notes Payable due in aggregate monthly
installments of $7,974, through various dates in
2003, including interest ranging from 8.75%
to 9.25%, collateralized by equipment                 $  115      $  0

Note Payable, due in monthly installments of
$1,182, through various dates to 2002,
including interest at an average rate of 8.85%,
collateralized by automobiles                             30         0
                                                 ---------------------
                                                      $  145      $  0
                                                 =====================


Aggregate annual maturities of long-term debt, including future minimum lease payments under capitalized lease obligations, were as follows as of December 31, 1999:


                  (dollars in thousands)
  2000                                            $ 131
  2001                                              100
  2002                                               73
  2003                                               21
                                            ------------

  Aggregate payments to be made                     325
    Less: amount representing interest              (34)
                                            ------------
                                                  $ 291
                                            ============


Accrued expenses includes $517,000 owing to Wells Fargo Bank, pursuant to aggregate credit facilities of $600,000, which are collateralized by substantially all the assets of Matrix and bears interest at prime plus 1.625% (10.13% at December 31, 1999). The lines of credit expire on April 10, 2000, subject to renewal pursuant to the terms of the agreements.

13.   GAIN ON SALE OF EQUITY INVESTMENT

On September 23, 1996, the Corporation acquired a 40% interest in Pink Dot, Inc. ("Pink Dot"), a home delivery-shopping company, for $500,000. The excess of the cost of the investment over 40% of equity at the date of investment was recorded as goodwill and was being amortized over a ten-year period. The Corporation recorded a loss of $686,000 in 1997 in connection with its 40% equity investment in Pink Dot. As a result, the investment account and goodwill related to Pink Dot were reduced to zero by adjustments of $46,000 and $249,000, respectively. As this loss exceeded the carrying amount of the Corporation's investment account and goodwill related to Pink Dot, the carrying amount of the loans receivable from Pink Dot was reduced by $391,000.

On February 26, 1998, the Corporation sold its 40% interest in Pink Dot to the majority owner of Pink Dot ("the buyer") for a purchase price of $6,000,000, originally evidenced by the buyer's promissory note in the principal amount of $6,000,000 due and payable on May 27, 1998 with interest at the rate of 9% accruing from March 28, 1998 until repayment. Principal and accrued interest of $102,000 was received as payment in full on June 2, 1998.

14.   REAL ESTATE ACQUIRED THROUGH FORECLOSURE

In December 1997, the Corporation acquired a single-family residence located in Newport Beach, California through a foreclosure on a defaulted loan that was secured by a second trust deed on the property. The carrying value of the loan at the time of the foreclosure, net of reserves, was $178,000. The property was acquired subject to a first mortgage in the amount of $655,000, which the Corporation paid off in January 1998. The property, which had a carrying value of $833,000 at December 31, 1998, was subsequently sold on January 15, 1999 for $945,000 in net proceeds. The resulting gain of $112,000 is included in Other Income in the Statement of Operations for the year ended December 31, 1999.

15.   INCOME TAXES

The provision for income taxes for the years ended December 31, 1999, 1998, and 1997 includes the following (in thousands):


                                             1999        1998         1997
                                             ----        ----         ----
      Current tax provision (benefit)
         Federal                            $1,161     $   598       $   8
         State                                 330      (1,145)          2

      Deferred tax provision
         Federal                               258       2,457         716
         State                                  92         150         216
                                        -------------------------------------
      Total provision for income taxes      $1,841     $ 2,060       $ 942
                                        =====================================


The Corporation had tax net operating loss carryforwards at December 31, 1999 and 1998 of approximately $441,000 for federal purposes. This net operating loss carryforward can only be utilized to offset future taxable income at the Corporation's subsidiary, Westland Associates, Inc.

The income tax provision reflects effective rates of 41.8%, 26% and 40.4% on income before income taxes for the years ended December 31, 1999, 1998, and 1997, respectively. The income tax provision differs from the amounts computed by applying the statutory federal income tax rate of 34% to the income before income taxes for the following reasons (in thousands):


                                                              1999         1998        1997
--------------------------------------------------------------------------------------------------
Tax expense at statutory federal income tax rate           $  1,617    $   2,707    $    800
California franchise tax, net of federal benefit                291          475         128
Adjustment to prior year tax liability                           -        (1,113)         -
Minority interest                                              (157)         (20)        (10)
Other, net                                                       90           11          24
--------------------------------------------------------------------------------------------------
                                                           $  1,841    $   2,060    $    942
--------------------------------------------------------------------------------------------------


At December 31, 1999 and 1998 the Corporation had cumulative deferred taxes payable of $8,230,000 and $8,006,000, respectively. Tabulated below are the significant components of the net deferred tax liability at December 31, 1999 and 1998 (in thousands):


                                                                               1999       1998
                                                                            ---------------------
Components of the deferred tax asset:
   Net operating loss carryforward                                          $     150  $     175
   State taxes                                                                    797        816
   Loan fee income                                                                 54         11
   Unrealized holding loss on
      securities available-for-sale                                                79          0
   Other                                                                          436        322
                                                                           ----------------------
   Deferred tax asset                                                           1,516      1,324
                                                                           ----------------------

Components of the deferred tax
liability:
   Legal settlements                                                           (9,268)    (9,185)
   Unrealized gains on limited partnerships
         that invest in securities                                               (478)       (98)
   Unrealized holding gain on
      securities available-for-sale                                                 0        (47)
                                                                           ----------------------
   Deferred tax liability                                                      (9,746)    (9,330)
                                                                           ----------------------
Net deferred tax liability                                                  $  (8,230)  $ (8,006)
                                                                           ======================

Net state deferred tax liability                                            $  (1,939)  $ (1,865)
Net federal deferred tax liability                                             (6,291)    (6,141)
                                                                           ----------------------
                                                                            $  (8,230)  $ (8,006)
                                                                           ======================


In evaluating the realizability of its deferred tax assets, management has considered the turnaround of deferred tax liabilities during the periods in which temporary differences become taxable or deductible.

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

Since the Corporation's original claims for refund were initially established as receivables due from the FTB but were subsequently fully reserved for due to uncertainty as to collectability, the combined refunds from the FTB in the amount of $1,686,000 have been recorded as a reduction of the Corporation's provision for income taxes and the accrued interest from the FTB in the amount of $2,644,000 has been recorded as interest income during the year ended December 31, 1998.

16.   SUPPLEMENTAL CASH FLOW INFORMATION

The tax effect of unrealized (losses) gains on securities available-for-sale for the years ended December 31, 1999, 1998 and 1997 was $130,000, $88,000, and
($575,000), respectively.

During 1999 and 1998, the Corporation acquired property and equipment under capital leases of $5,000 and $202,000, respectively.


                                                        Year  ended          Year  ended
                                                     December 31, 1999    December 31, 1998
                                                    ---------------------------------------
Supplemental schedule of cash flow information:

Interest paid                                             $  59,000          $     9,000
                                                    =======================================
Income taxes paid                                         $ 916,000          $ 1,384,000
                                                    =======================================
Supplemental schedule of non-cash investing
  and financing activities:

Conversion of note receivable inclusive of $57,000
  of accrued interest into a 50% equity investment        $ 857,000                 -
                                                    =======================================


In connection with the Corporation's acquisition of subsidiaries in 1999 (see
Note 2) for an aggregate purchase price of $12,489,000, liabilities were assumed as follows:


      Fair value of assets acquired and goodwill                                  $ 16,051,000
      Conversion and elimination of Physician Advantage note receivable             (1,858,000)
      Minority interests in net assets acquired                                       (812,000)
      Cash paid and amounts owing to sellers for acquisitions                      (10,631,000)
                                                                                  --------------
      Liabilities assumed at closing                                              $  2,750,000
                                                                                  ==============


See Note 1 for the Corporation's accounting policy in regard to cash and cash equivalents.

17.   LAWSUIT SETTLEMENT

During 1999 the Corporation received $192,000 in net proceeds from the settlement of claims asserted in a class action lawsuit filed against Drexel Burnham Lambert, Inc., Michael Milken and various other parties in 1989 and settled in 1993. In 1998 and 1997, the Corporation received $52,000 and $950,000, respectively, in net proceeds from the same settlement.

18.  NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. As a result of the income per share methods required to be disclosed by the Corporation under SFAS No. 128, the Statement also requires disclosure of a reconciliation from Basic Net Income Per Common Share to Diluted Net Income Per Common Share for the years ended December 31, 1999, 1998 and 1997, as follows:

                                                                   WEIGHTED
                                                    NET            AVERAGE      NET INCOME
                                                  INCOME            SHARES      PER SHARE
                                                ----------        ----------  --------------
DECEMBER 31, 1999
BASIC NET INCOME PER COMMON SHARE
Income available to common stockholders         $  2,323,000      7,835,000   $       0.30
Dilutive effect of stock options                                    117,000
DILUTED NET INCOME PER COMMON SHARE
Income available to common stockholders         $  2,323,000      7,952,000   $       0.29

DECEMBER 31, 1998
BASIC NET INCOME PER COMMON SHARE
Income available to common stockholders         $  5,827,000      7,835,000   $       0.74
Dilutive effect of stock options                                     93,000
DILUTED NET INCOME PER COMMON SHARE
Income available to common stockholders         $  5,827,000      7,928,000   $       0.73

DECEMBER 31, 1997
BASIC NET INCOME PER COMMON SHARE
Income available to common stockholders         $  1,371,000      7,835,000   $       0.17
Dilutive effect of stock options                                     31,000
DILUTED NET INCOME PER COMMON SHARE
Income available to common stockholders         $  1,371,000      7,866,000   $       0.17

19.  STOCK OPTION PLAN

During 1997, the Corporation's Board of Directors adopted the 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan, which was approved at the Annual Meeting of Shareholders on June 2, 1998, replaces the 1986 Incentive Stock Option Plan and the 1986 Non-statutory Stock Option Plan (collectively "1986 Plan"), both of which expired in 1996. An aggregate of one million shares of the Corporation's common stock may be issued under the 1997 Plan.

During 1999, the Executive Vice President and Chief Financial Officer was granted an option to purchase up to 50,000 shares of common stock under the 1997 Plan at a price of $ 3.25 per share, which represents the market price on the date of grant. The option is exercisable in four equal annual installments commencing in August 2000. The option expires in 2004.

During 1998, the Vice President of Finance was granted an option to purchase up to 20,000 shares of common stock under the 1997 Plan at a price of $3.00 per share, which represents the market price on the date of grant. The option is exercisable in four equal annual installments commencing in May 1999. The options expire in 2003. At December 31, 1999 these options were exercisable as to an aggregate of 5,000 shares.

During 1997, the Executive Vice President and Chief Financial Officer was granted an option to purchase up to 100,000 shares of common stock under the 1997 Plan at a price of $2.37 per share, which represents the market price on the date of grant. The option is exercisable in five equal annual installments commencing in February 1998. The option expires in 2002. At December 31, 1999 these options were exercisable as to an aggregate of 40,000 shares.

During 1995, the Chairman of the Board and Chief Executive Officer was granted an option to purchase up to 250,000 shares of common stock under the 1986 Plan at $1.99 per share, which is equal to 110% of the market price on the date of grant as specified in that plan. The option is exercisable in four equal annual installments commencing with the first anniversary of the grant date. The option expires five years from the date of grant. At December 31, 1999, these options were exercisable as to 250,000 shares.

During 1995, five outside Directors of the Corporation were granted options to purchase up to 10,000 shares each under the 1986 Plan at $1.8125 per share, which is equal to the market price on the date of grant as specified in that plan. The options are exercisable in four equal annual installments commencing with the first anniversary of the grant date. The options expire five years from the date of grant. During 1997, 10,000 of these options were cancelled. At December 31, 1999, these options were exercisable as to an aggregate of 40,000 shares.

The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $1.34, $1.37 and $1.17, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 6.36%, 5.41% and 6.25% for 1999, 1998 and 1997, respectively, expected volatility of 45%, 43% and 47% for 1999, 1998 and 1997, respectively, and an expected life of 4.22 years.

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

                                          1999         1998        1997
                                          ----        ----        ----
Net income
   As reported                        $   2,323   $   5,827   $   1,371
   Pro forma                              2,256       5,779       1,323
Net income per share (diluted)
   As reported                        $     .29   $     .73   $     .17
   Pro forma                                .28         .73         .17


Stock option activity during the periods indicated is as follows:

                                                                           Weighted
                                                                            Average
                                     Number of           Option          Option Price
                                       Shares             Price            Per Share
                                    -------------     --------------     --------------
 Balance at December 31, 1997           390,000       $ 1.81 - 2.37          $2.07
    Granted                              20,000                3.00           3.00
    Exercised                              --
    Cancelled                              --
    Expired                                --
                                    -------------     --------------     --------------

 Balance at December 31, 1998           410,000       $ 1.81 - 3.00          $2.12
    Granted                              50,000                3.25           3.25
    Exercised                              --
    Cancelled                              --
    Expired                                --
                                    -------------     --------------     --------------

 Balance at December 31, 1999           460,000       $ 1.81 - 3.25          $2.24
                                    =============     ==============     ==============

At December 31, 1999 and 1998, the weighted-average remaining contractual life of outstanding options was 1.57 and 1.95 years, respectively.

At December 31, 1999 and 1998, the number of options exercisable was 335,000 and 237,500, respectively, and the weighted-average exercise price of those options was $2.03 and $2.00, respectively.

20.  COMMITMENTS AND CONTINGENCIES

The Corporation had no outstanding loan commitments at December 31, 1999. At December 31, 1998, outstanding loan commitments were $558,000.

The Corporation may be required to make additional contingent payments ("earnout") in connection with the acquisition of One Source. Such future contingent payments, if any, will not exceed an aggregate of $1,528,611 payable in maximum installments of $509,537 for each of the three years ending December 31, 2000, 2001 and 2002. The earnout is to be determined on an annual basis for each year 2000 to 2002, based on Annual Adjusted Earnings for that year (as defined). The earnout provision was also applicable to the year ended December 31, 1999, and resulted in the maximum earnout consideration of $509,537 being due and payable based on the results of One Source for the year ended December 31, 1999. (See Note 2).

The Corporation has filed an action to foreclose a mortgage held by the Corporation as security for a $1,050,000 loan that is in default. The mortgage is on real property, title to which is held in the name of a trust of which the borrower is trustee. Certain beneficiaries of the trust have intervened in the foreclosure action, alleging that the trustee did not have authority to enter into the trust and that the Corporation acted improperly in lending money to the borrower, individually, and accepting as security real property owned by the trust. The Corporation believes, based on the trust documents, that the trustee had absolute authority to grant the mortgage and the Corporation obtained title insurance for the mortgage. The Corporation is vigorously pursuing its right to foreclose the mortgage. The title insurer is defending on the issue of the authority of the trustee to enter into the trust.

On April 29, 1999, the Corporation guaranteed the repayment of deposits made by a customer of Touch Controls, in the event Touch Controls fails to deliver certain finished products by September 2000, as required by the purchase order between Touch Controls and this customer. The extent of the guarantee is limited to 90% of deposits made by the customer pursuant to the purchase order. The purchase order provides for total deposits of $574,000 to be made at specified milestones, of which $250,000 has been made as of December 31, 1999.

Certain tax years remain open for examination by taxing authorities. Management believes that there are adequate provisions for any potential adjustments that might be asserted with respect to these years. There are no examinations currently in progress and management has not been notified of any pending examinations. As the period for potential assessment expires with respect to each prior year and if no need for adjustment has occurred, management expects that the related provisions would be reversed. The period of potential assessment for the majority of these provisions will expire during the year ended December 31, 2000.

The Corporation is a defendant in various other lawsuits arising from the normal course of business. Management believes, based upon the opinion of legal counsel, that the ultimate resolution of the pending litigation will not have a material effect upon the financial condition or results of operations of the Corporation.

21.  LEASE COMMITMENTS

Aggregate minimum lease commitments under long-term operating leases as of December 31, 1999, are as follows: (dollars in thousands)

           2000                              $  636
           2001                                 385
           2002                                 277
           2003                                 149
           2004                                 129
           Thereafter                            11
                                         -----------

                                             $1,587
                                         ===========

Minimum lease payments represent guaranteed minimum rentals based on existing operating leases, including office and warehouse rentals and various equipment leases.

The Corporation recorded $435,513, $130,167 and $78,548 in rent expense for the years ended December 31, 1999, 1998, and 1997, respectively.

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Statement No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Fair value amounts represent estimates of value at a point in time. Significant estimates regarding economic conditions, loss experience, risk characteristics, and other factors are used in estimating fair value. These estimates can be subjective in nature and involve matters of judgment. Changes in the assumptions could have a material impact on the amounts disclosed. The methods and assumptions for determining fair value of the Corporation's financial instruments are as follows:

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

LOANS RECEIVABLE, NET, AND ACCRUED INTEREST RECEIVABLE

Loans held by the Corporation are performing in accordance with their contractual terms, with the exception of one loan secured by real estate in the amount of $1,025,000 as of December 31, 1999. Based on the type of loans, interest rate characteristics, credit risk, collateral, subsequent payments received, and maturity, the carrying value of the loans and accrued interest receivable has been determined to be a reasonable estimate of fair value.

OTHER INVESTMENTS

The fair value of other investments is estimated to range between $748,000 (the carrying value at December 31, 1999) and $1,198,000, representing the carrying value plus the additional amount received in full liquidation of one investment in March 2000. For the other investments in this category, fair value is assumed to equal cost due to a lack of a readily determinable market value.

NOTES PAYABLE AND LINES OF CREDIT

The recorded value of notes payable and lines of credit approximates fair value, as the contractual rate of interest approximates the market rate of interest, or because the interest rate of these instruments is based on variable reference rates.

23.  SUBSEQUENT EVENTS

On January 31, 2000, Global Telecommunications sold substantially all of its assets for cash consideration of $1,900,000, of which the Corporation received $1,440,000 as distribution on account of its 75% interest. The Corporation will record a gain of approximately $1,100,000 in connection with this transaction during the year ending December 31, 2000.

On March 14, 2000, the Corporation received $750,000 in settlement and full satisfaction of an investment in HP America that was made in May 1996. This investment had a carrying value of $300,000 at December 31, 1999.

24.  QUARTERLY SUMMARY OF OPERATIONS (UNAUDITED)

The following quarterly summary of operations is unaudited. In the opinion of the Corporation's management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the interim periods presented, have been included (in thousands, except per share data):

                                  1st       2nd       3rd        4th
                                  Qtr.      Qtr.      Qtr.       Qtr.     Total
                                --------  --------  -------    --------  --------
YEAR ENDED 12/31/99
Total revenues                  $ 6,999   $ 8,976   $ 7,868    $ 9,415   $33,258
Total expenses                    6,282     6,987     7,732      7,856    28,857
Income before income taxes
   and minority interest            717     1,989       136      1,559     4,401
Net income                          402     1,055        53        813     2,323
Basic earnings per share           0.05      0.13      0.01       0.11      0.30
Diluted earnings per share         0.05      0.13      0.01       0.10      0.29

YEAR ENDED 12/31/98
Total revenues                  $ 8,577   $11,928   $ 5,581    $ 4,839   $30,925
Total expenses                    6,073     6,242     5,920      4,772    23,007
Income before income taxes
   and minority interest          2,504     5,686      (339)        67     7,918
Net income                        2,511     3,506      (229)        39     5,827
Basic earnings per share           0.32      0.45     (0.03)      0.00      0.74
Diluted earnings per share         0.32      0.44     (0.03)      0.00      0.73

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8:

       Consolidated Statements of Financial Condition
           as of December 31, 1999 and 1998
       Consolidated Statements of Operations
           for the Three Years in the Period Ended December 31, 1999 Consolidated Statements of Shareholders' Equity
           for the Three Years in the Period Ended December 31, 1999 Consolidated Statements of Cash Flows
           for the Three Years in the Period Ended December 31, 1999 Consolidated Statements of Comprehensive Income
           for the Three Years in the Period Ended December 31, 1999 Notes to Consolidated Financial Statements
           for the Three Years in the Period Ended December 31, 1999

(a)(2) Financial Statement Schedules

     All schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes.

(b)  Reports of Form 8-K

     A report on Form 8-K was filed on December 13, 1999, reporting under Item
5. Other Events, and Item 7. Financial Statements and Exhibits.

(c)  Exhibits

          See "Index to Exhibits."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WESTMINSTER CAPITAL, INC.


March 30, 2000                By:  /s/ William Belzberg
                                  ---------------------
                                   William Belzberg,
                                   Chairman of the Board
                                   Chief Executive Officer


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




SIGNATURES                    CAPACITY                           DATE

/s/ William Belzberg          Chairman of the Board         March 30, 2000
------------------------      of Directors and
William Belzberg              Chief Executive Officer


/s/ Keenan Behrle             Director                      March 30, 2000
------------------------
Keenan Behrle

/s/ Hyman Belzberg            Director                      March 30, 2000
------------------------
Hyman Belzberg

/s/ Samuel Belzberg           Director                      March 30, 2000
------------------------
Samuel Belzberg

/s/ Bruno DiSpirito           Director                      March 30, 2000
------------------------
Bruno DiSpirito

/s/ Barbara C. George         Director                      March 30, 2000
------------------------
Barbara C. George

/s/ Monty Hall                Director                      March 30, 2000
------------------------
Monty Hall

/s/ Lester Ziffren            Director                      March 30, 2000
------------------------
Lester Ziffren



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

2.7 Stock Purchase Agreement dated as of November 23, 1999 between the Corporation and the shareholders of Logic Technology Group, Inc., a California corporation. (filed as Exhibit 2.1 to the Registrant's Report on Form 8-K dated December 13, 1999 and incorporated herein by this reference).

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

10.10 1997 Stock Incentive Plan. (filed as Exhibit 10.10 to t Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference).

16.1 Letter from KPMG as of May 9, 1997 (filed as an Exhibit to the Registrant's Report on Form 8-K dated May 5, 1997 and incorporated herein by this reference).

21    Subsidiaries of Registrant.

23.1  Independent Auditors' Consent

27    Financial Data Schedule for the year ended December 31, 1999.

99.1 Press Release dated January 12, 1999 (filed as Exhibit 99.1 to the Registrant's Report on Form 8-K dated January 11, 1999 and incorporated herein by this reference).