Form 10-Q
period 2000-03-31
WESTMINSTER CAPITAL INC
filed 2000-05-15
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    ---------

                                    FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 -

For the quarterly period ended March 31, 2000

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

9665 WILSHIRE BOULEVARD, SUITE M-10, BEVERLY HILLS, CA 90212
(Address of principal executive office)            (Zip Code)

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 8,124,607

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)


ASSETS                                                                    MARCH 31, 2000                  DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                 $      483,000                     $    1,406,000
Securities available-for-sale, at fair value                                  21,232,000                         21,677,000
Investment in limited partnerships
   that invest in securities                                                   2,339,000                          2,218,000
Other investments                                                                448,000                            748,000
Loans receivable, net                                                          5,744,000                          5,744,000
Accounts receivable, net of reserve
   of $133,000 in 2000 and $127,000 in 1999                                    4,031,000                          3,565,000
Inventories                                                                      322,000                            183,000
Accrued interest receivable                                                      341,000                            398,000
Telephone systems, net                                                              --                              269,000
Property and equipment, net                                                    4,218,000                          3,397,000
Goodwill, net                                                                 10,837,000                         11,027,000
Other assets                                                                     668,000                            508,000
                                                                ------------------------------ -------------------------------
TOTAL ASSETS                                                                $ 50,663,000                       $ 51,140,000
                                                                ============================== ===============================


LIABILITIES AND
SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES:
Accounts payable                                                            $  2,479,000                       $  2,140,000
Accrued expenses                                                               3,112,000                          2,951,000
Due to sellers                                                                      --                            1,749,000
Other borrowings                                                                 263,000                            291,000
Deferred income taxes                                                          8,787,000                          8,828,000
Minority interests                                                             1,146,000                          1,204,000
                                                                ------------------------------ -------------------------------
TOTAL LIABILITIES                                                             15,787,000                         17,163,000
                                                                ------------------------------ -------------------------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
    authorized:  7,835,000 shares issued and
    outstanding in 2000 and 1999                                               7,835,000                          7,835,000
Capital in excess of par value                                                55,943,000                         55,943,000
Accumulated deficit                                                          (28,858,000)                       (29,673,000)
Accumulated other comprehensive loss                                             (44,000)                          (128,000)
                                                                ------------------------------ -------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                    34,876,000                         33,977,000
                                                                ------------------------------ -------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 50,663,000                       $ 51,140,000
                                                                ============================== ===============================


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                         THREE MONTHS            THREE MONTHS
                                                                        ENDED 3/31/00           ENDED 3/31/99
                                                                        -------------           -------------
REVENUES:
Interest on loans                                                           $ 183,000              $  261,000
Loan fees                                                                      32,000                    --
Interest on securities available-for-
   sale and money market funds                                                288,000                 296,000
Unrealized gains on limited partnerships that
   invest in securities                                                       246,000                 211,000
Gain (loss) on sale of securities available-for-sale                           (3,000)                178,000
Sales to auto dealers                                                       3,912,000               3,682,000
Sales to packaging customers                                                2,807,000               2,023,000
Equipment rental and sales                                                  2,275,000                    --
Gain/(loss) from equity investment                                             67,000                 (19,000)
Other income                                                                  527,000                 132,000
                                                                -----------------------------------------------
Total Revenues                                                             10,334,000               6,764,000
                                                                -----------------------------------------------
COSTS AND EXPENSES:
Cost of sales                                                               6,351,000               4,776,000
General and administrative                                                  3,014,000               1,159,000
Depreciation and amortization                                                 438,000                  88,000
Interest expense                                                               22,000                  12,000
                                                                -----------------------------------------------
Total Expenses                                                              9,825,000               6,035,000
                                                                -----------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTERESTS                                         509,000                 729,000

INCOME TAX PROVISION                                                         (304,000)               (284,000)

MINORITY INTERESTS, NET                                                       (83,000)                (38,000)
                                                                -----------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                             122,000                 407,000

DISCONTINUED OPERATIONS:
  Loss from Operations, net                                                      --                    (5,000)
  Gain on sale of subsidiary, net                                             693,000                     --

                                                                -----------------------------------------------
NET INCOME                                                                  $ 815,000               $ 402,000
                                                                ===============================================


See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                             THREE MONTHS             THREE MONTHS
                                                                            ENDED 3/31/00             ENDED 3/31/99
                                                                            -------------             -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                     $      122,000              $    407,000
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
Depreciation, amortization, and accretion, net                                   438,000                   130,000
Loss (gain) on sales of securities available-for-sale                              3,000                  (178,000)
Unrealized gains on limited partnerships that
   invest in securities                                                         (246,000)                 (211,000)
Gain on sale of real estate acquired through foreclosure                              --                  (112,000)
Gain on sale of other investments                                               (450,000)                       --
(Gain) loss from equity investment                                               (67,000)                   19,000
Increase in accounts receivable                                                 (577,000)                 (306,000)
Decrease (increase) in accrued interest receivable                                57,000                   (73,000)
Net change in inventories                                                       (139,000)                 (126,000)
Net change in income taxes                                                      (102,000)                  284,000
Net change in other assets                                                      (105,000)                    9,000
Net change in accounts payable                                                   367,000                   556,000
Net change in accrued expenses                                                   161,000                    (5,000)
Net change in minority interests                                                  30,000                    26,000
                                                                   ------------------------- ------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (508,000)                  420,000
                                                                   ------------------------- ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of One Source Industries, LLC
   net of cash acquired                                                               --                (5,125,000)
Purchase of securities                                                        (2,170,000)               (7,051,000)
Proceeds from sales of securities                                              2,764,000                11,128,000
Loan originations and purchases                                                       --                   (64,000)
Proceeds from sale of real estate acquired through foreclosure                        --                   945,000
Proceeds from liquidation of limited partnership interest                        125,000                   241,000
Proceeds from liquidation of other investments                                   750,000                        --
Purchases of property and equipment                                           (1,064,000)                  (45,000)
                                                                   ------------------------- ------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                       (405,000)                   29,000
                                                                   ------------------------- ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction in seller financing obligations                                     (1,749,000)                       --
Repayment of capital leases                                                      (28,000)                  (40,000)
                                                                   ------------------------- ------------------------
NET CASH USED IN FINANCING ACTIVITIES                                         (1,777,000)                  (40,000)
                                                                   ------------------------- ------------------------
NET CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS                          (1,880,000)                  409,000
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                           957,000                    (5,000)
                                                                   ------------------------- ------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (923,000)                  404,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,406,000                   291,000
                                                                   ------------------------- ------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    483,000              $    695,000
                                                                   ========================= ========================



See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                         THREE MONTHS                 THREE MONTHS
                                                                         ENDED 3/31/00                ENDED 3/31/99
                                                                         -------------                --------------

Net income                                                                   $ 815,000                     $ 402,000
                                                                --------------------------    -----------------------

Other comprehensive income, net of tax:

  Unrealized gains on securities:
    Unrealized holding gains arising
       during period                                                            85,000                       104,000
    Less: reclassification adjustment for gains
       included in net income                                                   (1,000)                       (4,000)
                                                                --------------------------    -----------------------

Other comprehensive income                                                      84,000                       100,000
                                                                --------------------------    -----------------------

Comprehensive income                                                         $ 899,000                     $ 502,000
                                                                ==========================    =======================


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2000

1.    BASIS OF PRESENTATION

      In the opinion of Westminster Capital, Inc. and consolidated entities (the "Corporation"), the accompanying unaudited consolidated financial statements, prepared from the Corporation's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation's financial condition as of March 31, 2000 and December 31, 1999, and the results of operations, statements of cash flows and statements of comprehensive income for the periods ended March 31, 2000 and 1999.

      The consolidated financial statements include the accounts of Westminster Capital, Inc. and its subsidiaries including a 100% interest in Westland Associates, Inc. ("Westland"), an 80% interest in One Source Industries, LLC ("One Source"), a 70% interest in Physician Advantage, LLC ("Physician Advantage") and a 68% interest in Logic Technology Group, Inc., dba Matrix Visual Solutions ("Matrix").

      The Corporation disposed of its assets in Global Telecommunications on January 31, 2000. The statements of consolidated income, cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation (Note 5).

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to present the financial position, results of operations, statements of cash flows and statements of comprehensive income in conformity with generally accepted accounting principles. The material set forth below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent report on Form 10-K which contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 and for the year then ended.

2.    SECURITIES AVAILABLE-FOR-SALE

      Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at March 31, 2000 and December 31, 1999 are as follows (in thousands):


                                                                      Gross               Gross
                                                                    Unrealized         Unrealized          Estimated
                                            Amortized Cost            Gains              Losses            Fair Value
                                         ---------------------- ------------------- ------------------ -------------------
    March 31, 2000:
    U.S. Treasury and Agency
       Securities                                  $ 21,258              $    --          $     (182)           $ 21,076
    Equity and Debt Securities                           34                  146                 (24)                156
                                         ---------------------- ------------------- ------------------ -------------------
         Total                                     $ 21,292              $   146          $     (206)           $ 21,232
                                         ====================== =================== ================== ===================

    December 31, 1999:
    U.S. Treasury and Agency
       Securities                                  $ 21,850              $    --          $    (210)            $ 21,640
    Equity and Debt Securities                           34                   27                (24)                  37
                                         ---------------------- ------------------- ------------------ -------------------
         Total                                     $ 21,884              $    27          $    (234)            $ 21,677
                                         ====================== =================== ================== ===================



      Maturities of U.S. Treasury and Agency Securities were as follows at March 31, 2000 (in thousands):


                                                              Amortized                        Fair
                                                                Cost                          Value
                                                        ----------------------         ---------------------
      Due within one year                                        $ 20,258                     $ 20,088

      Due after one year through
         five years                                                 1,000                          988
                                                        ======================         =====================
                                                                 $ 21,258                     $ 21,076
                                                        ======================         =====================


      Gross unrealized gains include the value ascribed to warrants, which have a readily determinable value, whether detached or attached to securities.

3.    LOANS RECEIVABLE

      The  Corporation's  loans  receivable  outstanding  at March  31,  2000 and  December  31,  1999  were comprised of the following (in thousands):


                                                March 31, 2000              December 31, 1999
                                          --------------------------    --------------------------

      Loans, net of loan fees,
         secured by trust
         deeds or mortgages                               $ 5,244                       $ 5,244
      Loans secured by other
         collateral                                           500                           500

                                          --------------------------    --------------------------

                       Total                              $ 5,744                       $ 5,744
                                          ==========================    ==========================



4.    GOODWILL

      The Corporation's investments in operating businesses include purchased goodwill recorded as follows (in thousands):


                                                              Accumulated         Amortization            Net
                                           Purchased          Amortization         for 3 months       Unamortized
                                           Goodwill            at 1/1/00         ended 3/31/00      cost at 3/31/00
                                       ------------------ --------------------- ------------------ ------------------
    March 31, 2000:
     One Source Industries                  $       5,306       $    (240)              $   (73)       $     4,993
     Matrix Visual Solutions                        3,391             (18)                  (45)             3,328
     Physician Advantage                            1,577             (99)                  (39)             1,439
     Westland Associates                              888            (188)                  (22)               678
     Touch Controls                                   456             (46)                  (11)               399
                                       ------------------ --------------------- ------------------ ------------------
         Total                              $      11,618       $    (591)              $  (190)       $    10,837
                                       ================== ===================== ================== ==================

                                                              Accumulated         Amortization            Net
                                           Purchased          Amortization        for 12 months       Unamortized
                                           Goodwill             at 1/1/99        ended 12/31/99    cost at 12/31/99
                                       ------------------ --------------------- ------------------ ------------------
    December 31, 1999:
      One Source Industries                 $      5,306        $        -              $  (240)       $     5,066
      Matrix Visual Solutions                      3,391                 -                  (18)             3,373
      Physician Advantage                          1,577                 -                  (99)             1,478
      Westland Associates                            888              (100)                 (88)               700
      Touch Controls                                 456                -                   (46)               410
                                       ------------------ --------------------- ------------------ ------------------
         Total                              $     11,618        $     (100)             $  (491)       $    11,027
                                       ================== ===================== ================== ==================


5.   DISCONTINUED OPERATIONS

     On January 31, 2000, Global Telecommunications sold substantially all of its assets for cash consideration of $1,900,000. The Corporation received $1,418,000, net of closing costs, on account of its 75% interest. In connection with this sale, the Corporation recorded a gain on disposal of $693,000, net of estimated income taxes of $461,000.

     The results of Global Telecommunications are reported as a discontinued operation for all periods presented. The statements of consolidated income, cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation.

     No telephone systems revenues were earned in the current quarter beginning January 1, 2000 through the date of disposition on January 31, 2000. Telephone systems revenues were $235,000 for the quarter ended March 31, 1999. The loss from discontinued operations for the quarter ended March 31, 1999 of $5,000 is net of income tax benefits of $5,000 and net of minority interests of $2,000.

     The following table summarizes the disposition of Global Telecommunications at January 31, 2000 (in thousands):


                                                                Approximate
                                                                 book value
                                                               of net assets
                                                                    sold
                                                             -------------------

     Accounts receivable, net                                      $  111
     Property and equipment, net                                      269
                                                             ------------------
     Total assets                                                     380
                                                             ------------------

     Accounts payable                                                  28
                                                             ------------------
     Total liabilities                                                 28
                                                             ------------------

     Book value of assets sold                                        352
                                                             ------------------

     Westminster Capital's 75% share of
        net assets sold                                               264

     Distribution to Westminster Capital net of
        disposition costs                                           1,418

                                                             ------------------

     Gain on sale of 75% interest in Global                        $1,154

     Applicable income taxes on gain on sale                          461
                                                             ------------------

     Gain on sale, net of income taxes                             $  693
                                                             ==================


6.   SEGMENT INFORMATION

     Revenues, gross profit and other financial data for continuing operations of the Corporation's industry segments for the quarters ended March 31, 2000 and 1999, are set forth below. All revenues are earned in the United States of America. (Dollars in thousands)


                                                 -------------------------------------------------------------------------
                                                  FINANCE AND        GROUP       PACKAGING-     EQUIPMENT
                                                    SECURED       PURCHASING     DESIGN AND    RENTAL AND
                                                    LENDING        SERVICES      MANUFACTURE      SALES         TOTAL
                                                 -------------------------------------------------------------------------
2000
----
Revenues                                           $    1,266     $    3,986      $    2,807     $   2,275     $  10,334
Gross Profit                                            1,266            302           1,147         1,268         3,983
General and administrative                                623            787             764           840         3,014
EBITDA  (1)                                               643           (485)            383           428           969
Depreciation, amortization, accretion, net                 21             84             102           231           438
Interest expense                                            0              4               5            13            22
Income (loss) before income taxes  (2)                    622           (573)            276           184           509
Total assets                                           33,826          3,096           8,772         4,969        50,663

1999
----
Revenues                                           $    1,059     $    3,682       $   2,023     $       0     $   6,764
Gross Profit                                            1,059            245             684             0         1,988
General and administrative                                443            308             408             0         1,159
EBITDA  (1)                                               616            (63)            276             0           829
Depreciation, amortization, accretion, net                (26)            34              80             0            88
Interest expense                                            0              9               3             0            12
Income (loss) before income taxes  (2)                    642           (106)            193             0           729
Total assets                                           36,160          1,432           6,592             0        44,184



(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization

(2) Income (loss) before income taxes represents income before income taxes and minority interests

7.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                      Three months ended        Three months ended
                                                                         March 31, 2000            March 31, 1999
                                                                   ------------------------- ------------------------
Supplemental schedule of cash flow information:

Interest paid                                                          $          22,000             $       12,000
                                                                   ------------------------- ------------------------
Income taxes paid                                                               $867,000             $            0
                                                                   ========================= ========================

Supplemental schedule of non-cash investing and financing activities:

Conversion of note receivable inclusive of $57,000
  of accrued interest into a 50% equity investment                     $              --             $      857,000
                                                                   ========================= ========================

Tax effect of increased unrealized gains
  On securities available-for-sale                                     $          61,000             $       66,000
                                                                   ========================= ========================


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


                                                                 Three months ended       Three months ended
                                                                    March 31, 2000           March 31, 1999
                                                              ------------------------ -------------------------
Net Income Per Common Share:
  Basic:
     Income from continuing operations                                        $ .02                    $ .05
     Income from discontinued operations                                        .08                        -
                                                              ------------------------ -------------------------
     Net income                                                               $ .10                    $ .05
                                                              ======================== =========================

  Diluted:
     Income from continuing operations                                        $ .02                    $ .05
     Income from discontinued operations                                        .08                        -
                                                              ------------------------ -------------------------
     Net income                                                               $ .10                    $ .05
                                                              ======================== =========================

  Weighted Average Shares Outstanding:
               Basic                                                      7,835,000                7,835,000
               Diluted                                                    7,950,000                7,948,000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS REGARDING VARIOUS ASPECTS OF THE CORPORATION'S BUSINESS AND AFFAIRS, INCLUDING STATEMENTS ABOUT THE ADEQUACY OF COLLATERAL FOR LOANS IN DEFAULT AND THE FUTURE CASH NEEDS OF THE CORPORATION. THE WORDS "EXPECT," "ESTIMATE," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. STATEMENTS ABOUT FUTURE EARNINGS AND REVENUES AND THE ADEQUACY OF CASH RESOURCES FOR FUTURE NEEDS ARE UNCERTAIN BECAUSE OF THE UNPREDICTABILITY OF FUTURE EVENTS AFFECTING SUCH STATEMENTS. STATEMENTS ABOUT THE ADEQUACY OF REAL ESTATE COLLATERAL INVOLVE PREDICTIONS AS TO WHAT A BUYER WILL BE WILLING TO PAY FOR THE PROPERTY IN THE FUTURE, WHICH CANNOT BE KNOWN WITH CERTAINTY. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE CORPORATION UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

RESULTS OF OPERATIONS

REVENUES

     Our Revenues were $10,334,000 for the quarter ended March 31, 2000 compared to $6,764,000 for the quarter ended March 31, 1999. This increase in revenues of $3,570,000 was related to several factors: the operations of Matrix, acquired in November 1999, accounted for $2,275,000 in revenues during the current quarter; sales to packaging customers and auto dealers increased by $784,000 and $230,000, respectively as compared to the corresponding prior year quarter; other income in the current quarter includes a gain of $450,000 resulting from the liquidation of an investment. Also included in other income are revenues of $75,000 of Physician Advantage, which we acquired in May 1999. We recorded a gain on our equity interest in Touch Controls of $67,000, compared to a loss of $19,000 in the quarter ended March 31, 1999. Offsetting these increases in revenues were declines in gains from the sale of securities available-for-sale of $181,000 and lower interest income on loans of $78,000, compared to the corresponding quarter of the prior year.

     Revenues of One Source were $2,807,000 during the quarter ended March 31, 2000, compared to $2,023,000 during the quarter ended March 31, 1999. This increase in revenues of $784,000 was attributable to sales volume increases.

     Revenues of Westland were $3,912,000 during the quarter ended March 31, 2000 compared to $3,682,000 during the quarter ended March 31, 1999. This increase in revenues of $230,000 is due to increased sales volume attributable to new and existing vendor relationships.

     Interest on loans was $183,000 during the quarter ended March 31, 2000 as compared to $261,000 during the quarter ended March 31, 1999, due to a decrease in average loans outstanding. Interest on securities available-for-sale and money market funds was $288,000 during the quarter ended March 31, 2000 as compared to $296,000 during the quarter ended March 31, 1999, due to lower average invested funds during the current quarter.

     During the quarter ended March 31, 2000, we recorded a loss of $3,000 on the sale of securities available-for-sale compared to gains of $178,000 during the quarter ended March 31, 1999 and we recorded unrealized gains on limited partnerships that invest in securities of $246,000 compared to $211,000 during the quarter ended March 31, 1999. These limited partnerships invest in equity and debt securities and the Corporation records gains and losses on these investments based upon the equity method of accounting.

GROSS PROFIT

     The revenues of $3,912,000 generated by Westland Associates, reported under the caption "Sales to auto dealers" in the consolidated financial statements, were offset by direct costs of $3,684,000, included under the caption "Cost of sales." As a result, Westland Associates generated gross profit before operating expenses of $228,000, compared to $245,000 in the quarter ended March 31, 1999. Gross profit was lower despite an increase in sales revenues, and is due to a change in product mix weighted toward lower margin products in the current quarter ended March 31, 2000.

     The revenues of $2,807,000 generated by One Source, reported under the caption "Sales to packaging customers" in the consolidated financial statements, were offset by direct costs of $1,660,000, included under the caption "Cost of sales." As a result, One Source generated gross profit before operating expenses of $1,147,000, compared to $684,000 in the quarter ended March 31, 1999. The gross profit as a percentage of revenues increased from 33.8% to 40.9% over the corresponding period of the prior year due mainly to an increase in sales of higher margin product lines.

     The revenues of $2,275,000 generated by Matrix, reported under the caption "Equipment rental and sales" in the consolidated financial statements, were offset by direct costs of $1,007,000, included under the caption "Cost of sales." As a result, Matrix generated gross profit before operating expenses of $1,268,000 for the quarter ended March 31, 2000.

     The revenues of $75,000 generated by Physician Advantage and included in other income in the consolidated financial statements represent net revenues earned from third party distributors, and as such also represent the gross profit of Physician Advantage for the quarter ended March 31, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased by $1,855,000, from $1,159,000 for the quarter ended March 31, 1999 to $3,014,000 for the quarter ended March 31, 2000. This increase resulted in part from general and administrative expenses of $840,000 and $517,000 attributable to Matrix and Physician Advantage, respectively. General and administrative expenses for One Source were $764,000 for the quarter ended March 31, 2000, compared to $408,000 for the quarter ended March 31, 1999. The increase in One Source's general and administrative expenses is attributable to business expansion initiatives, including compensation for additional staff, expenses attributable to a new sales office and expenses incurred in connection with the relocation of the corporate headquarters. Also included in general and administrative expenses are increased commission expense of One Source resulting from the increased sales revenues. The general and administrative expenses for the finance and secured lending segment were $623,000 in the quarter ended March 31, 2000 compared to $443,000 in the quarter ended March 31, 1999. This increase relates mainly to increases in compensation and bonuses, an increase in business consulting expenses, and increased legal expenses. The increases in general and administrative expenses were offset by a reduction in general and administrative expenses of $38,000 attributable to Westland Associates. Westland Associates general and administrative expenses were $270,000 for the quarter ended March 31, 2000, compared to $308,000 for the quarter ended March 31, 1999, due to the benefit of various cost saving initiatives.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased from $88,000 for the quarter ended March 31, 1999 to $438,000 for the quarter ended March 31, 2000. The increase is attributable to depreciation and amortization of $84,000 related to the amortization of goodwill on the acquisitions of Matrix and Physician Advantage made after the first quarter of 1999, with the balance consisting primarily of depreciation and amortization on operating assets.

INCOME TAX

     An income tax provision of $304,000 was recorded for the quarter ended March 31, 2000. This provision represents a combined federal and state effective tax rate of 59.7%. For the quarter ended March 31, 1999 an income tax provision of $284,000 was recorded, representing a 39% effective tax rate. The current year quarter reflects a higher effective tax rate due to an increase in permanent differences between book income and taxable income resulting from non-deductible goodwill and non-deductible operating losses.

MINORITY INTERESTS

     The minority interests in net income increased from $38,000 for the quarter ended March 31, 1999 to $83,000 for the quarter ended March 31, 2000, due to the minority interests in the net income of the subsidiaries acquired during 1999.

DISCONTINUED OPERATIONS

     In the quarter ended March 31, 2000, we sold Global Telecommunications and recorded a gain from this sale of $693,000, net of income taxes of $461,000. No income or loss was recorded from this discontinued operation in the current quarter beginning January 1, 2000 through the date of disposition on January 31, 2000. The loss from this discontinued operation for the quarter ended March 31, 1999 of $5,000 is net of income tax benefits of $5,000 and net of minority interests of $2,000.

NET INCOME

     Net income for the quarter ended March 31, 2000 was $815,000, as compared to $402,000 for the quarter ended March 31, 1999. Basic and diluted earnings per share were $0.10 in 2000 versus $0.05 in 1999. Basic earnings per share from continuing operations were $0.02 in 2000 versus $0.05 in 1999. Basic earnings per share from discontinued operations were $0.08 in 2000 versus $0.00 in 1999. Weighted average basic shares outstanding were 7,835,000 in both 2000 and 1999. Weighted average diluted shares outstanding were 7,950,000 in 2000 and 7,948,000 in 1999.

FINANCIAL CONDITION

LOANS RECEIVABLE AND PAST DUE LOANS

LOANS RECEIVABLE

     The Corporation's loans receivable were $5,744,000 at March 31, 2000 and December 31, 1999. No advances or principal repayments occurred during the quarter ended March 31, 2000.

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

PAST DUE LOANS

     At March 31, 2000, a loan secured by a mortgage of $1,025,000, net of discount of $25,000 was in default. The loan was originated in 1996 and was originally due in 1998. Management believes that the real estate collateral for this loan will be sufficient to cover the principal and interest owing.

LIQUIDITY

     The Corporation's cash and cash equivalents decreased by $923,000 during the quarter ended March 31, 2000. The Corporation's sources of cash during the quarter were $2,764,000 from the sale of investment securities, $957,000 from the sale of discontinued operations, $750,000 from liquidation of an investment and $125,000 from the liquidation of a partnership interest. The Corporation's uses of cash during the quarter included $2,170,000 from the purchase of securities available for sale, $1,749,000 in seller financing repayments, $1,064,000 for purchases of property and equipment, $508,000 for cash used in operating activities and $28,000 in other debt repayments. The Corporation held U.S. government and agency securities with a fair value of $21,076,000 at March 31, 2000.

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

     The Corporation is subject to interest rate risk on its marketable securities portfolio and loans receivable. The marketable securities portfolio matures in less than two years. The loan receivable portfolio comprises both variable and fixed rate loans, with all fixed rate loans being of a short-term nature. The Corporation is subject to equity price risk on its investments in limited partnerships that invest in securities. At March 31, 2000, these investments represent less than 5% of total assets.

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

Dated:  May 15, 2000                 WESTMINSTER CAPITAL, INC.
                                      (Registrant)

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