Form 10-Q
period 2000-06-30
WESTMINSTER CAPITAL INC
filed 2000-08-14
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    ---------

                                    FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
-

For the quarterly period ended June 30, 2000

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
                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 8,124,607
                                                                    ---------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)


ASSETS                                                                      JUNE 30, 2000              DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                  $   6,253,000                      $   1,406,000
Securities available-for-sale, at fair value                                  16,329,000                         21,677,000
Investment in limited partnerships
   that invest in securities                                                   2,230,000                          2,218,000
Other investments                                                                400,000                            748,000
Loans receivable, net                                                          5,744,000                          5,744,000
Accounts receivable, net of reserve
   of $253,000 in 2000 and $127,000 in 1999                                    4,325,000                          3,565,000
Inventories                                                                      432,000                            183,000
Accrued interest receivable                                                      446,000                            398,000
Telephone systems, net                                                                --                            269,000
Property and equipment, net                                                    4,265,000                          3,397,000
Goodwill, net                                                                 10,655,000                         11,027,000
Other assets                                                                     891,000                            508,000
                                                                ------------------------------ -------------------------------
TOTAL ASSETS                                                                $ 51,970,000                       $ 51,140,000
                                                                ============================== ===============================

LIABILITIES AND
SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES:
Accounts payable                                                               2,428,000                          2,140,000
Accrued expenses                                                               2,701,000                          2,434,000
Due to sellers                                                                        --                          1,749,000
Other borrowings                                                               2,291,000                            808,000
Deferred income taxes                                                          8,095,000                          8,828,000
Minority interests                                                             1,136,000                          1,204,000
                                                                ------------------------------ -------------------------------
TOTAL LIABILITIES                                                             16,651,000                         17,163,000
                                                                ------------------------------ -------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
    authorized:  8,125,000 shares issued and
    outstanding in 2000 and 7,835,000 in 1999                                  8,125,000                          7,835,000
Capital in excess of par value                                                56,223,000                         55,943,000
Accumulated deficit                                                          (28,966,000)                       (29,673,000)
Accumulated other comprehensive loss                                             (63,000)                          (128,000)
                                                                ------------------------------ -------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                    35,319,000                         33,977,000
                                                                ------------------------------ -------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 51,970,000                       $ 51,140,000
                                                                ============================== ===============================

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                              Six Months         Six Months       Three Months       Three Months
Revenues:                                                    Ended 6/30/00     Ended 6/30/99      Ended 6/30/00     Ended 6/30/99
---------                                                    -------------     -------------      -------------     -------------
Interest on loans                                                $ 360,000          $ 621,000         $ 177,000        $  360,000
Loan fees                                                           63,000                 --            31,000                --
Interest on securities available-for-
   sale and money market funds                                     602,000            598,000           314,000           302,000
Unrealized gains (losses) on limited partnerships
   that invest in securities                                       136,000            588,000          (110,000)          377,000
Gain (loss) on sale of securities available-for-sale               (27,000)           767,000           (24,000)          589,000
Sales to auto dealers                                            7,808,000          7,121,000         3,896,000         3,439,000
Sales to packaging customers                                     5,573,000          5,438,000         2,766,000         3,415,000
Equipment rental and sales                                       5,468,000                 --         3,193,000                --
Gain from equity investment                                        209,000              3,000           142,000            22,000
Other income                                                       660,000            381,000           133,000           249,000
                                                         -------------------- ----------------- ------------------ ----------------
Total Revenues                                                  20,852,000         15,517,000        10,518,000         8,753,000
                                                         -------------------- ----------------- ------------------ ----------------

COSTS AND EXPENSES:
Cost of sales                                                   13,723,000         10,030,000         7,372,000         5,254,000
General and administrative                                       5,518,000          2,562,000         2,504,000         1,403,000
Depreciation and amortization                                      937,000            175,000           499,000            87,000
Interest expense                                                    96,000             26,000            74,000            14,000
                                                         -------------------- ----------------- ------------------ ----------------
Total Expenses                                                  20,274,000         12,793,000        10,449,000         6,758,000
                                                         -------------------- ----------------- ------------------ ----------------

INCOME FROM CONTINUING
 OPERATIONS BEFORE INCOME
 TAXES & MINORITY INTERESTS                                        578,000          2,724,000            69,000         1,995,000

INCOME TAX PROVISION                                              (391,000)        (1,066,000)          (87,000)         (783,000)

MINORITY INTERESTS, NET                                           (173,000)          (193,000)          (90,000)         (154,000)
                                                         -------------------- ----------------- ------------------ ----------------

INCOME (LOSS) FROM CONTINUING
 OPERATIONS                                                         14,000          1,465,000          (108,000)        1,058,000

DISCONTINUED OPERATIONS:
  Loss from operations, net                                              --             (8,000)                --          (3,000)
  Gain on sale of subsidiary, net                                  693,000                  --                 --              --

                                                         -------------------- ----------------- ------------------ ----------------
NET INCOME (LOSS)                                                $ 707,000        $ 1,457,000   $      (108,000)   $    1,055,000
                                                         ==================== ================= ================== ================

See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Six Months                Six Months
                                                                           Ended 6/30/00             Ended 6/30/99
                                                                        ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                           $     14,000            $    1,465,000
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion, net                                   937,000                   259,000
Loss (gain) on sales of securities available-for-sale                             27,000                  (767,000)
Unrealized gains on limited partnerships that
   invest in securities                                                         (136,000)                 (588,000)
Gain on sale of real estate acquired through foreclosure                              --                  (112,000)
Gain on sale of other investments                                               (450,000)                       --
Gain from equity investment                                                     (209,000)                   (3,000)
Loss from write-down of investment                                                48,000                        --
Increase in accounts receivable                                                 (871,000)                 (704,000)
Increase in accrued interest receivable                                          (48,000)                  (57,000)
Net change in inventories                                                       (249,000)                  (80,000)
Net change in income taxes                                                      (780,000)                  988,000
Net change in other assets                                                      (175,000)                 (117,000)
Net change in accounts payable                                                   316,000                   573,000
Net change in accrued expenses                                                   267,000                  (102,000)
Net change in minority interests                                                  20,000                   158,000
                                                                   ------------------------- ------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (1,289,000)                  913,000
                                                                   ------------------------- ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of subsidiaries net of cash acquired                                      --                (5,323,000)
Purchase of securities                                                       (22,388,000)              (13,205,000)
Proceeds from sales of securities                                             27,827,000                16,773,000
Loan originations and purchases                                                       --                  (164,000)
Proceeds from sale of real estate acquired through foreclosure                        --                   945,000
Proceeds from liquidation of limited partnership interest                        125,000                   241,000
Principal collected on loans receivable                                               --                   520,000
Proceeds from liquidation of other investments                                   750,000                        --
Purchases of property and equipment                                           (1,439,000)                 (145,000)
                                                                   ------------------------- ------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            4,875,000                  (358,000)
                                                                   ------------------------- ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction in seller financing obligations                                     (1,749,000)                       --
Proceeds from exercise of stock options                                          570,000                        --
Installment and bank debt proceeds                                             2,177,000                   124,000
Repayment of installment and bank debt                                          (694,000)                  (54,000)
                                                                   ------------------------- ------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        304,000                    70,000
                                                                   ------------------------- ------------------------
NET CASH PROVIDED BY CONTINUING OPERATIONS                                     3,890,000                   625,000
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                           957,000                    (8,000)
                                                                   ------------------------- ------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                        4,847,000                   617,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,406,000                   291,000
                                                                   ------------------------- ------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   6,253,000            $      908,000
                                                                   ========================= ========================

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                       SIX MONTHS                   SIX MONTHS
                                                                      ENDED 6/30/00                ENDED 6/30/99
Net income                                                                   $ 707,000                   $ 1,457,000
                                                                --------------------------    ------------------------

Other comprehensive income, net of tax:

  Unrealized gains on securities:
    Unrealized holding gains arising
       during period                                                            66,000                       122,000
    Less: reclassification adjustment for gains
       included in net income                                                   (1,000)                     (256,000)
                                                                --------------------------    ------------------------

Other comprehensive income (loss)                                               65,000                      (134,000)
                                                                --------------------------    ------------------------

Comprehensive income (loss)                                                  $ 772,000                   $ 1,323,000
                                                                ==========================    ========================

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000

1.    BASIS OF PRESENTATION

      In the opinion of Westminster Capital, Inc. and consolidated entities (the "Corporation"), the accompanying unaudited consolidated financial statements, prepared from the Corporation's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation's financial condition as of June 30, 2000 and December 31, 1999, and the results of operations, statements of cash flows and statements of comprehensive income for the periods ended June 30, 2000 and 1999.

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

      The Corporation disposed of its assets in Global Telecommunications on January 31, 2000. The statements of consolidated income, cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation (Note 6).

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company has evaluated the provisions of SAB 101 and believes its impact on their revenue recognition policy is immaterial.

2.    SECURITIES AVAILABLE-FOR-SALE

      Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at June 30, 2000 and December 31, 1999 are as follows (in thousands):

                                                                      Gross              Gross
                                                                    Unrealized         Unrealized          Estimated
                                            Amortized Cost            Gains              Losses            Fair Value
                                         ---------------------- ------------------- ------------------ -------------------
    June 30, 2000:
    U.S. Treasury and Agency
       Securities                                  $ 16,389              $    --            $    (95)            $16,294
    Equity and Debt Securities                           34                   32                 (31)                 35
                                         ---------------------- ------------------- ------------------ -------------------
         Total                                      $16,423             $     32             $  (126)            $16,329
                                         ====================== =================== ================== ===================

    December 31, 1999:
    U.S. Treasury and Agency
       Securities                                  $ 21,850              $    --          $    (210)            $ 21,640
    Equity and Debt Securities                           34                   27                (24)                  37
                                         ---------------------- ------------------- ------------------ -------------------
         Total                                     $ 21,884             $     27          $    (234)            $ 21,677
                                         ====================== =================== ================== ===================


      Maturities of U.S. Treasury and Agency Securities were as follows at June 30, 2000 (in thousands):

                                                              Amortized                       Fair
                                                                Cost                          Value
                                                        ----------------------         ---------------------
      Due within one year                                        $ 15,389                     $ 15,303

      Due after one year through
         five years                                                 1,000                          991
                                                        ----------------------         ---------------------
                                                                 $ 16,389                     $ 16,294
                                                        ======================         =====================

      Gross unrealized gains include the value ascribed to warrants, which have a readily determinable value, whether detached or attached to securities.

3.    LOANS RECEIVABLE

      The Corporation's loans receivable outstanding at June 30, 2000 and December 31, 1999 were comprised of the following (in thousands):

                                                June 30, 2000               December 31, 1999
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
                                          ==========================    ==========================

4.       GOODWILL

       The Corporation's investments in operating businesses include purchased goodwill recorded as follows (in thousands):


                                                              Accumulated         Amortization            Net
                                           Purchased          Amortization        for 6 months        Unamortized
                                           Goodwill            at 1/1/00         ended 6/30/00      cost at 6/30/00
                                       ------------------ --------------------- ------------------ ------------------
    June 30, 2000:
     One Source Industries                     $ 5,315           $  (240)              $  (147)           $  4,928
     Matrix Visual Solutions                     3,391               (18)                  (90)              3,283
     Physician Advantage                         1,577               (99)                  (78)              1,400
     Westland Associates                           888              (188)                  (44)                656
      Touch Controls                               456               (46)                  (22)                388
                                       ------------------ --------------------- ------------------ ------------------
         Total                                 $11,627           $  (591)              $  (381)           $ 10,655
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
                                       ================== ===================== ================== ==================

5.   OTHER BORROWINGS

     Other borrowings include newly established credit facilities by Matrix, comprised of two lines of credit and a term loan from a bank. The term loan in the principal amount of $750,000 requires monthly principal and interest payments amortizing over a five-year term beginning April 2000. The outstanding principal balance at June 30, 2000 was $703,000. The revolving line of credit for working capital purposes in the nominal principal amount of $750,000 has a maturity date of March 2004 and requires monthly payments of interest only. At June 30, 2000 the outstanding principal balance was $432,000. The revolving line of credit for equipment purchases in the nominal amount of $1,000,000 has a maturity of April 2005, and requires monthly payments of interest only through March 2001, and thereafter amortized in 48 equal monthly payments of principal plus accrued interest. At June 30, 2000 principal of $593,000 was owed on the equipment line of credit. Each loan is secured by Matrix' assets and bears interest at the bank's prime rate (currently 9.50%).

     The loans require compliance with certain loan covenants, all of which were in compliance at June 30, 2000. Total outstanding principal on these credit facilities at June 30, 2000 was $1,728,000. The loan proceeds were used in part to repay certain credit lines of approximately $585,000 owed to another bank in April 2000.

     In addition to the Matrix bank lines of $1,728,000, other borrowings comprise of various capitalized leases and other installment debt of $563,000.

6.   DISCONTINUED OPERATIONS

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

     No telephone systems revenues were earned in the current year beginning January 1, 2000 through the date of disposition on January 31, 2000. Telephone systems revenues were $235,000 for the quarter ended June 30, 1999. The discontinued operations incurred losses for the six months and quarter ended June 30, 1999 of $8,000 and $5,000 respectively, net of income taxes and minority interests.

     The following table summarizes the disposition of Global Telecommunications at January 31, 2000 (in thousands):

                                                                           Approximate
                                                                            book value
                                                                          of net assets
                                                                               sold
                                                                        ------------------
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
                                                                        ==================

7.   SEGMENT INFORMATION

     Revenues, gross profit and other financial data for continuing operations of the Corporation's industry segments for the quarters ended June 30, 2000 and 1999, are set forth below. All revenues are earned in the United States of America. (Dollars in thousands)


                                              ---------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30                       FINANCE AND      GROUP      PACKAGING-    EQUIPMENT
------------------------                         SECURED     PURCHASING    DESIGN AND    RENTAL AND     OTHER
                                                 LENDING      SERVICES     MANUFACTURE     SALES     BUSINESS (3)    TOTAL
                                              ---------------------------------------------------------------------------------
2000
Revenues                                         $ 1,799        $ 8,012       $ 5,573       $ 5,468      $  0        $20,852
Gross Profit                                       1,799            650         2,076         2,604         0          7,129
General and administrative                         1,143          1,316         1,723         1,336         0          5,518
EBITDA  (1)                                          656           (666)          353         1,268         0          1,611
Depreciation, amortization, accretion, net            16            164           216           541         0            937
Interest expense                                       0             11            12            73         0             96
Income (loss) before income taxes  (2)               640           (841)          125           654         0            578
Total assets                                      34,344          3,080         8,587         5,959         0         51,970

1999
Revenues                                         $ 2,743        $ 7,144       $ 5,438       $     0      $192        $ 5,517
Gross Profit                                       2,743            491         2,061             0       192          5,487
General and administrative                           908            705           949             0         0          2,562
EBITDA  (1)                                        1,835           (214)        1,112             0       192          2,925
Depreciation, amortization, accretion, net           (56)            90           141             0         0            175
Interest expense                                       0             18             8             0         0             26
Income (loss) before income taxes  (2)             1,891           (322)          963             0       192          2,724
Total assets                                      34,660          3,408         7,927             0         0         45,995

THREE MONTHS ENDED JUNE 30

2000
Revenues                                         $   529        $ 4,027       $ 2,767       $ 3,195      $  0        $10,518
Gross Profit                                         529            349           930         1,338         0          3,146
General and administrative                           522            526           959           497         0          2,504
EBITDA  (1)                                            7           (177)          (29)          841         0            642
Depreciation, amortization, accretion, net            (5)            80           114           310         0            499
Interest expense                                       0              7             7            60         0            74
Income (loss) before income taxes  (2)                12           (264)         (150)          471         0             69
Total assets                                      34,344          3,080         8,587         5,959         0         51,970

1999
Revenues                                         $ 1,684        $ 3,462       $ 3,415       $     0      $192        $ 8,753
Gross Profit                                       1,684            246         1,377             0       192          3,499
General and administrative                           465            397           541             0         0          1,403
EBITDA  (1)                                        1,219           (151)          836             0       192          2,096
Depreciation, amortization, accretion, net           (30)            56            61             0         0             87
Interest expense                                       0              9             5             0         0             14
Income (loss) before income taxes  (2)             1,249           (216)          770             0       192          1,995
Total assets                                      34,660          3,408         7,927             0         0         45,995

----------------------------------------------
(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization, and minority interests
(2) Income (loss) before income taxes represents income before income taxes and minority interests
(3) Other business comprises settlement recoveries in the Drexel Burnham Lambert, Inc. class action lawsuit

8.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      Six months ended           Six months ended
                                                                         June 30, 2000             June 30, 1999
                                                                   ------------------------- ------------------------
Supplemental schedule of cash flow information:

Interest paid                                                              $      96,000              $     12,000
                                                                   ========================= ========================
Income taxes paid                                                            $ 1,582,000                 $      --
                                                                   ========================= ========================

Supplemental schedule of non-cash investing and financing activities:

Conversion of note receivable inclusive of $57,000
  of accrued interest into a 50% equity investment                            $       --               $   857,000
                                                                   ========================= ========================

Tax effect of unrealized gains
  on securities available-for-sale                                         $      47,000              $     66,000
                                                                   ========================= ========================

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


                                                         Three months        Three months      Six months        Six months
                                                            ended               ended             ended            ended
                                                        June 30, 2000      June 30, 1999     June 30, 2000    June 30, 1999
                                                      ------------------- ----------------- ---------------- -----------------
  Net Income Per Common Share:
    Basic:
       Income from continuing operations                    $ ( .01)             $  .14                --           $  .19
       Income from discontinued operations                       --                  --            $  .09               --
                                                      ------------------- ----------------- ---------------- -----------------
       Net income                                           $  (.01)             $  .14            $  .09           $  .19
                                                      =================== ================= ================ =================

    Diluted:
       Income from continuing operations                    $ ( .01)             $  .13                --           $  .18
       Income from discontinued operations                       --                  --            $  .09               --
                                                      ------------------- ----------------- ---------------- -----------------
       Net income                                           $ ( .01)             $  .13            $  .09           $  .18
                                                      =================== ================= ================ =================

    Weighted Average Shares Outstanding:
                 Basic                                    8,125,000           7,835,000         7,980,000        7,835,000
                 Diluted                                  8,132,000           7,950,000         8,035,000        7,950,000

10. COMMITMENTS AND CONTINGENCIES

         On February 15, 2000 the Corporation and certain officers and directors received subpoenas from the Securities and Exchange Commission, requesting information concerning reporting of certain business transactions. The Corporation and its officers and directors complied with this request. On August 2, 2000, the Corporation received a letter from the Securities and Exchange Commission notifying it that the investigation had been terminated with no enforcement action recommended.

         On March 24, 2000, the corporation established a revolving credit line in the amount of $5,000,000, due on maturity on March 30, 2001. Any amount outstanding under this facility is collateralized by certain securities available for sale and cash equivalents. Advances under this facility will bear interest either at LIBOR plus 1/2%, or at the Prime Rate. At June 30, 2000, no amounts had been drawn against this facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS REGARDING VARIOUS ASPECTS OF THE CORPORATION'S BUSINESS AND AFFAIRS, INCLUDING STATEMENTS ABOUT THE ADEQUACY OF COLLATERAL FOR LOANS IN DEFAULT AND THE FUTURE CASH NEEDS OF THE CORPORATION. THE WORDS "EXPECT," "ESTIMATE," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD- LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. STATEMENTS ABOUT FUTURE EARNINGS AND REVENUES AND THE ADEQUACY OF CASH RESOURCES FOR FUTURE NEEDS ARE UNCERTAIN BECAUSE OF THE UNPREDICTABILITY OF FUTURE EVENTS AFFECTING SUCH STATEMENTS. STATEMENTS ABOUT THE ADEQUACY OF REAL ESTATE COLLATERAL INVOLVE PREDICTIONS AS TO WHAT A BUYER WILL BE WILLING TO PAY FOR THE PROPERTY IN THE FUTURE, WHICH CANNOT BE KNOWN WITH CERTAINTY. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE CORPORATION UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

         Our Revenues were $10,518,000 for the quarter ended June 30, 2000 compared to $8,753,000 for the quarter ended June 30, 1999. This increase in revenues of $1,765,000 was related to several factors: the operations of Matrix, acquired in November 1999, accounted for $3,193,000 in revenues during the current quarter; sales to auto dealers increased by $457,000 as compared to the corresponding prior year quarter; revenues of $130,000 of Physician Advantage, which we acquired in May 1999; a gain on our equity interest in Touch Controls of $142,000, compared to a gain of $22,000 in the quarter ended June 30, 1999. Offsetting these increases in revenues was a decline in revenues from packaging customers of $649,000; losses from the sale of securities available-for-sale of $24,000 compared to gains of $589,000 in the quarter ended June 30, 1999; unrealized losses from partnerships that invest in securities of $110,000 compared to gains of $377,000 in the quarter ended June 30, 1999 and lower interest income on loans of $183,000, compared to the corresponding quarter of the prior year. The quarter ended June 30, 1999 included $192,000 in settlement revenues with no such revenues in the quarter ended June 30, 2000.

         Revenues of One Source were $2,766,000 during the quarter ended June 30, 2000, compared to $3,415,000 during the quarter ended June 30, 1999. This decrease in revenues of $649,000 was attributable to the loss of two customers contributing $497,000 in the quarter ending June 30, 1999 with the balance comprising a decline in clamshell sales volume during the quarter ended June 30, 2000.

         Revenues of Westland were $3,896,000 during the quarter ended June 30, 2000 compared to $3,439,000 during the quarter ended June 30, 1999. This increase in revenues of $457,000 is due to increased sales volume attributable to new and existing vendor relationships.

         Interest on loans was $177,000 during the quarter ended June 30, 2000 as compared to $360,000 during the quarter ended June 30, 1999, due to a decrease in average loans outstanding.

Interest on securities available-for-sale and money market funds was $314,000 during the quarter ended June 30, 2000 as compared to $302,000 during the quarter ended June 30, 1999.

         During the quarter ended June 30, 2000, we recorded a loss of $24,000 on the sale of securities available-for-sale compared to gains of $589,000 during the quarter ended June 30, 1999, and we recorded unrealized losses on limited partnerships that invest in securities of $110,000 compared to unrealized gains of $377,000 during the quarter ended June 30, 1999. These limited partnerships invest in equity and debt securities and the Corporation records gains and losses on these investments based upon the equity method of accounting.

GROSS PROFIT

         The revenues of $3,896,000 generated by Westland Associates, reported under the caption "Sales to auto dealers" in the consolidated financial statements, were offset by direct costs of $3,678,000, included under the caption "Cost of sales." As a result, Westland Associates generated gross profit before operating expenses of $218,000, compared to $223,000 in the quarter ended June 30, 1999. Gross profit was lower despite an increase in sales revenues, and is due to a change in product mix weighted toward lower margin products in the quarter ended June 30, 2000.

         The revenues of $2,766,000 generated by One Source, reported under the caption "Sales to packaging customers" in the consolidated financial statements, were offset by direct costs of $1,837,000, included under the caption "Cost of sales." As a result, One Source generated gross profit before operating expenses of $929,000, compared to $1,377,000 in the quarter ended June 30, 1999. The gross profit as a percentage of revenues decreased from 40.3% to 33.6% over the corresponding period of the prior year due mainly to higher material costs and the loss of a significant customer that contributed a higher than average gross profit in the quarter ended June 30, 1999.

         The revenues of $3,193,000 generated by Matrix, reported under the caption "Equipment rental and sales" in the consolidated financial statements, were offset by direct costs of $1,649,000, included under the caption "Cost of sales." As a result, Matrix generated gross profit before operating expenses of $1,544,000 for the quarter ended June 30, 2000.

         The revenues of $130,000 generated by Physician Advantage and included in other income in the consolidated financial statements represent net revenues earned from third party distributors, and as such also represent the gross profit of Physician Advantage for the quarter ended June 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $1,101,000, from $1,403,000 for the quarter ended June 30, 1999 to $2,504,000 for the quarter ended June 30, 2000. This increase resulted in part from general and administrative expenses of $497,000 and $334,000 attributable to Matrix and Physician Advantage, respectively. Matrix was acquired on November 22, 1999, and Physician Advantage was acquired on May 18, 1999. In the quarter ended June 30, 1999, Physician Advantage had general and administrative expenses of $100,000. General and administrative expenses for One Source were $959,000 for the quarter ended June 30, 2000, compared to $541,000 for the quarter ended June 30, 1999. The increase in One Source's general and administrative expenses is attributable to business expansion initiatives, including compensation for additional staff, expenses attributable to a new sales office and expenses incurred in connection with the relocation of the corporate headquarters.

The general and administrative expenses for the finance and secured lending segment were $522,000 in the quarter ended June 30, 2000 compared to $465,000 in the quarter ended June 30, 1999. This increase relates mainly to increases in business consulting expenses and legal expenses, and increases in employee compensation. The increases in general and administrative expenses were offset by a reduction in general and administrative expenses of $105,000 attributable to Westland Associates. Westland Associates general and administrative expenses were $192,000 for the quarter ended June 30, 2000, compared to $297,000 for the quarter ended June 30, 1999, due to the savings from the reorganization of staffing and the benefit of various other cost saving initiatives.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased from $87,000 for the quarter ended June 30, 1999 to $499,000 for the quarter ended June 30, 2000. The increase is attributable to depreciation and amortization of $265,000 related to the operations of Matrix, $79,000 relating to increased acquisition goodwill amortization, with the balance consisting primarily of depreciation and amortization on operating assets.

INCOME TAX

         An income tax provision of $87,000 was recorded for the quarter ended June 30, 2000. This provision represents a combined federal and state effective tax rate of 126%. For the quarter ended June 30, 1999 an income tax provision of $783,000 was recorded, representing a 39.2% effective tax rate. The current year quarter reflects a higher effective tax rate due to an increase in permanent differences between book income and taxable income resulting from non-deductible goodwill and non-deductible operating losses.

MINORITY INTERESTS

         The minority interests in net income decreased from $154,000 for the quarter ended June 30, 1999 to $90,000 for the quarter ended June 30, 2000, due primarily to lower net income from One Source attributable to the minority shareholder.

DISCONTINUED OPERATIONS

         On January 31, 2000 we sold Global Telecommunications - see below. The loss from this discontinued operation for the quarter ended June 30, 1999 of $3,000 is net of income tax benefits of $1,000 and net of minority interests of $2,000.

NET INCOME/(LOSS)

         During the quarter ended June 30, 2000 we incurred a net loss of $108,000, as compared to net income of $1,058,000 for the quarter ended June 30, 1999. Basic and earnings/(loss) per share were $(0.01) in 2000 versus $0.14 in 1999. Basic earnings/(loss) per share from continuing operations were $(0.01) in 2000 versus $0.14 in 1999. Diluted earnings/(loss) per share were $(0.01) in 2000 versus $0.13 in 1999.

          Weighted average basic shares outstanding were 8,125,000 in 2000 and 7,835,000 in 1999. Weighted average diluted shares outstanding were 8,132,000 in 2000 and 7,950,000 in 1999.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

         Our Revenues were $20,852,000 for the six months ended June 30, 2000 compared to $15,517,000 for the six months ended June 30, 1999. This increase in revenues of $5,335,000 was related to several factors: the operations of Matrix, acquired in November 1999, accounted for $5,468,000 in revenues during the current year to date period; sales to auto dealers increased by $687,000 as compared to the corresponding prior year period; revenues of $205,000 of Physician Advantage, which we acquired in May 1999; a gain on our equity interest in Touch Controls of $209,000, compared to a gain of $3,000 in the six months ended June 30, 1999; and increased revenues at One Source over the corresponding prior year period. Offsetting these increases were losses from the sale of securities available-for-sale of $27,000 compared to gains of $767,000 in the six months ended June 30, 1999; unrealized gains from partnerships that invest in securities were $136,000 compared to gains of $588,000 in the six months ended June 30, 1999; and lower interest income on loans of $261,000, compared to the corresponding six months of the prior year. The six months ended June 30, 1999 included $192,000 in settlement revenues with no such revenues in the six months ended June 30, 2000.

         Revenues of Westland were $7,808,000 during the six months ended June 30, 2000 compared to $7,121,000 during the six months ended June 30, 1999. This increase in revenues of $687,000 is due to increased sales volume attributable to new and existing vendor relationships.

         Interest on loans was $360,000 during the six months ended June 30, 2000 as compared to $621,000 during the six months ended June 30, 1999, due to a decrease in average loans outstanding. Interest on securities available-for-sale and money market funds was $602,000 during the six months ended June 30, 2000 as compared to $598,000 during the quarter ended June 30, 1999.

         During the six months ended June 30, 2000, we recorded a loss of $27,000 on the sale of securities available-for-sale compared to gains of $767,000 during the quarter ended June 30, 1999 and we recorded unrealized gains on limited partnerships that invest in securities of $136,000 compared to unrealized gains of $588,000 during the six months ended June 30, 1999. These limited partnerships invest in equity and debt securities and the Corporation records gains and losses on these investments based upon the equity method of accounting.

GROSS PROFIT

         The revenues of $7,808,000 generated by Westland Associates, reported under the caption "Sales to auto dealers" in the consolidated financial statements, were offset by direct costs of $7,362,000, included under the caption "Cost of sales." As a result, Westland Associates generated gross profit before operating expenses of $446,000, compared to $468,000 in the six months ended June 30, 1999. Gross profit was lower despite an increase in sales revenues, and is due to a change in product mix weighted toward lower margin products in the six months ended June 30, 2000.

         The revenues of $5,573,000 generated by One Source, reported under the caption "Sales to packaging customers" in the consolidated financial statements, were offset by direct costs of

$3,497,000, included under the caption "Cost of sales." As a result, One Source generated gross profit before operating expenses of $2,076,000, compared to $2,061,000 in the six months ended June 30, 1999. The gross profit remained relatively constant as a percentage of revenues, decreasing slightly from 37.9% to 37.3% over the corresponding period of the prior year, due mainly to higher material costs compared to the same period in the prior year.

         The revenues of $5,468,000 generated by Matrix, reported under the caption "Equipment rental and sales" in the consolidated financial statements, were offset by direct costs of $2,864,000, included under the caption "Cost of sales." As a result, Matrix generated gross profit before operating expenses of $2,604,000 for the six months ended June 30, 2000.

         The revenues of $205,000 generated by Physician Advantage and included in other income in the consolidated financial statements represent net revenues earned from third party distributors, and as such also represent the gross profit of Physician Advantage for the six months ended June 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $2,956,000, from $2,562,000 for the six months ended June 30, 1999 to $5,518,000 for the six months ended June 30, 2000. This increase resulted in part from general and administrative expenses of $1,336,000 and $851,000 attributable to Matrix and Physician Advantage, respectively. Matrix was acquired on November 22, 1999, and Physician Advantage was acquired on May 18, 1999. In the six months ended June 30, 1999, Physician Advantage had general and administrative expenses of $100,000. General and administrative expenses for One Source were $1,723,000 for the six months ended June 30, 2000, compared to $949,000 for the six months ended June 30, 1999. The increase in One Source's general and administrative expenses is attributable to business expansion initiatives, including compensation for additional staff, expenses attributable to a new sales office and expenses incurred in connection with the relocation of the corporate headquarters. The general and administrative expenses for the finance and secured lending segment were $1,143,000 in the six months ended June 30, 2000 compared to $908,000 in the six months ended June 30, 1999. This increase relates mainly to increases in business consulting expenses and legal expenses, and increases in employee compensation. The increases in general and administrative expenses were offset by a reduction in general and administrative expenses of $39,000 attributable to Westland Associates. Westland Associates general and administrative expenses were $465,000 for the six months ended June 30, 2000, compared to $503,000 for the six months ended June 30, 1999, due to the benefit of various cost saving initiatives.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased from $175,000 for the six months ended June 30, 1999 to $937,000 for the six months ended June 30, 2000. The increase is attributable to depreciation and amortization of $451,000 related to the operations of Matrix, $175,000 relating to increased acquisition goodwill amortization, with the balance consisting primarily of depreciation and amortization on operating assets.

INCOME TAX

         An income tax provision of $391,000 was recorded for the six months ended June 30, 2000. This provision represents a combined federal and state effective tax rate of 67.7%. For the six months ended June 30, 1999 an income tax provision of $1,066,000 was recorded, representing a 39.1% effective tax rate. The current year quarter reflects a higher effective tax rate due to an increase in permanent differences between book income and taxable income resulting from non-deductible goodwill and non-deductible operating losses.

MINORITY INTERESTS

         The minority interests in net income decreased from $193,000 for the six months ended June 30, 1999 to $173,000 for the six months ended June 30, 2000. The net decrease is represented by lower net income attributable to the minority shareholders of One Source of $162,000, offset by the share of net income contributed by Matrix and attributable to the minority shareholder of $142,000.

DISCONTINUED OPERATIONS

         On January 31, 2000 we sold Global Telecommunications and recorded a gain from this sale of $693,000, net of income taxes of $461,000. No income or loss was recorded from this discontinued operation in the current year. The loss from this discontinued operation for the six months ended June 30, 1999 of $8,000 is net of income tax benefits of $5,000 and net of minority interests of $5,000.

NET INCOME

         Net income for the six months ended June 30, 2000 was $707,000, as compared to $1,457,000 for the six months ended June 30, 1999. Basic earnings per share were $0.09 in 2000 versus $0.19 in 1999. Basic earnings per share from continuing operations were $0.00 in 2000 versus $0.19 in 1999. Basic earnings per share from discontinued operations were $0.09 in 2000 versus $0.00 in 1999. Diluted earnings per share were $0.09 in 2000 versus $0.18 in 1999. Weighted average basic shares outstanding were 7,980,000 in 2000 and 7,835,000 in 1999. Weighted average diluted shares outstanding were 8,035,000 in 2000 and 7,950,000 in 1999.

FINANCIAL CONDITION

LOANS RECEIVABLE AND PAST DUE LOANS

LOANS RECEIVABLE

         The Corporation's loans receivable were $5,744,000 at June 30, 2000 and December 31, 1999. No advances or principal repayments occurred during the quarter ended June 30, 2000.

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

PAST DUE LOANS

         At June 30, 2000, a loan secured by a mortgage of $1,025,000, net of discount of $25,000 was in default. The loan was originated in 1996 and was originally due in 1998. Management believes that the real estate collateral for this loan will be sufficient to cover the principal and interest owing.

LIQUIDITY

         The Corporation's cash and cash equivalents increased by $4,847,000 during the six months ended June 30, 2000. The increase in cash and cash equivalents was due mainly to a repositioning of the investment portfolio because of the inverted yield curve that existed toward the end of June 2000. As such, the Corporation held investments in commercial paper (a cash equivalent) in the amount of $5,202,000 at June 30, 2000. The Corporation's sources of cash during the quarter were $27,827,000 from the sale of investment securities, $2,177,000 in debt financings from banking sources, $957,000 from the sale of discontinued operations, $750,000 from liquidation of an investment, $570,000 in proceeds from the exercise of stock options and $125,000 from the liquidation of a partnership interest. The Corporation's uses of cash during the quarter included $22,388,000 for the purchase of securities available for sale, $1,749,000 in seller financing repayments, $1,439,000 for purchases of property and equipment, $1,289,000 for cash used in operating activities and $694,000 in other debt repayments. The Corporation held U.S. government and agency securities with a fair value of $ 16,294,000 at June 30, 2000.

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

         The Corporation is subject to interest rate risk on its marketable securities portfolio and loans receivable. The marketable securities portfolio matures in less than two years. The loan receivable portfolio comprises both variable and fixed rate loans, with all fixed rate loans being of a short-term nature. The Corporation is subject to equity price risk on its investments in limited partnerships that invest in securities. At June 30, 2000, these investments represent less than 5% of total assets.

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


Dated:  August 14, 2000           WESTMINSTER CAPITAL, INC.
                                  (Registrant)

                                  By /s/  William Belzberg
                                    ----------------------
                                    William Belzberg,
                                    Chairman of the Board of
                                    Directors and Chief
                                    Executive Officer


                                  By /s/  Rui Guimarais
                                    -------------------
                                    Rui Guimarais
                                    Chief Financial Officer