Form 10-Q
period 2000-09-30
WESTMINSTER CAPITAL INC
filed 2000-11-14
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    ---------

                                    FORM 10-Q

(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

/_/   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

                          Commission File Number 1-4923

                            WESTMINSTER CAPITAL, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                        95-2157201
-------------------------------              ----------------------------------
(State or other jurisdiction of              (IRS. Employer Identification No.)
incorporation or organization)

9665 Wilshire Boulevard, Suite M-10, Beverly Hills, CA            90212
------------------------------------------------------------------------------
        (Address of principal executive office)                 (Zip Code)

                                  310 278-1930
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes /_/ No

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock, as of the latest practicable date           8,124,607
                                                   ---------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)


ASSETS                                                                   SEPTEMBER 30, 2000                 DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                   $  4,262,000                       $  1,406,000
Securities available-for-sale, at fair value                                  19,077,000                         21,677,000
Investment in limited partnerships
   that invest in securities                                                   2,180,000                          2,218,000
Other investments                                                                524,000                            748,000
Loans receivable, net                                                          5,244,000                          5,744,000
Accounts receivable, net of reserve
   of $336,000 in 2000 and $127,000 in 1999                                    4,724,000                          3,565,000
Inventories                                                                    1,115,000                            183,000
Accrued interest receivable                                                      207,000                            398,000
Property and equipment, net                                                    5,194,000                          3,666,000
Goodwill, net                                                                  9,122,000                         11,027,000
Other assets                                                                     808,000                            508,000
                                                                            -----------------------------------------------
TOTAL ASSETS                                                                $ 52,457,000                       $ 51,140,000
                                                                            ===============================================


LIABILITIES AND
SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Accounts payable                                                               3,788,000                          2,140,000
Accrued expenses                                                               1,328,000                          2,434,000
Due to sellers                                                                        --                          1,749,000
Other borrowings                                                               2,957,000                            808,000
Income taxes, net                                                              1,126,000                          8,828,000
Minority interests                                                             1,142,000                          1,204,000
                                                                            -----------------------------------------------
TOTAL LIABILITIES                                                           $ 10,341,000                       $ 17,163,000
                                                                            -----------------------------------------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
    authorized:  8,125,000 shares issued and
    outstanding in 2000 and 7,835,000 in 1999                                  8,125,000                          7,835,000
Capital in excess of par value                                                56,223,000                         55,943,000
Accumulated deficit                                                          (22,371,000)                       (29,673,000)
Accumulated other comprehensive loss                                             139,000                           (128,000)
                                                                            -----------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                    42,116,000                         33,977,000
                                                                            -----------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 52,457,000                       $ 51,140,000
                                                                            ===============================================

          See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Nine months        Nine months       Three months       Three months
REVENUES:                                                    Ended 9/30/00     Ended 9/30/99      Ended 9/30/00     Ended 9/30/99
---------                                                    -------------     -------------      -------------     -------------
Interest on loans                                            $     531,000     $     954,000      $    171,000      $     333,000
Loan fees                                                           95,000                --            32,000                 --
Interest on securities available-for-
   sale and money market funds                                     932,000           918,000           330,000            320,000
Unrealized gains (losses) on limited partnerships
   that invest in securities                                        87,000           666,000           (49,000)            78,000
Gain (loss) on sale of securities available-for-sale               (44,000)          766,000           (17,000)            (1,000)
Sales to auto dealers                                           12,006,000        11,055,000         4,198,000          3,934,000
Sales to packaging customers                                     9,294,000         8,289,000         3,721,000          2,851,000
Equipment rental and sales                                       7,731,000                --         2,263,000                 --
Gain from equity investment                                        264,000            52,000            55,000             49,000
Lawsuit settlement, net                                                 --           192,000                --                 --
Other income                                                       800,000           274,000           140,000             85,000
                                                             --------------------------------------------------------------------
Total Revenues                                                  31,696,000        23,166,000        10,844,000         7,649,000
                                                             --------------------------------------------------------------------
COSTS AND EXPENSES:
Cost of sales                                                   21,391,000        15,615,000         7,715,000         5,585,000
Selling, general and administrative                              7,193,000         4,289,000         1,628,000         1,749,000
Depreciation and amortization                                    2,673,000           342,000         1,736,000           145,000
Interest expense                                                   163,000            37,000            67,000            11,000
                                                             --------------------------------------------------------------------
Total Expenses                                                  31,420,000        20,283,000        11,146,000         7,490,000
                                                             --------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME
 TAXES & MINORITY INTERESTS                                        276,000         2,883,000          (302,000)          159,000

INCOME TAX BENEFIT (PROVISION)                                   6,513,000        (1,107,000)        6,904,000           (46,000)

MINORITY INTERESTS, NET                                           (180,000)         (225,000)           (7,000)          (37,000)
                                                             --------------------------------------------------------------------
INCOME FROM CONTINUING
 OPERATIONS                                                      6,609,000         1,551,000         6,595,000            76,000

DISCONTINUED OPERATIONS:
  Loss from operations, net                                             --           (41,000)               --          (23,000)
  Gain on sale of subsidiary, net                                  693,000                --                --               --
                                                             --------------------------------------------------------------------
NET INCOME                                                   $   7,302,000     $   1,510,000      $  6,595,000      $    53,000
                                                             ====================================================================

          See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Nine months               Nine months
                                                                           Ended 9/30/00             Ended 9/30/99
                                                                           -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                         $    6,609,000            $    1,551,000
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Provision for loan losses and doubtful accounts                                 (209,000)                   (2,000)
Depreciation, amortization, and accretion, net                                 2,673,000                   468,000
Accumulated depreciation on disposal of rental assets                            602,000                        --
Loss (gain) on sales of securities available-for-sale                             44,000                  (766,000)
Unrealized gains on limited partnerships that
 invest in securities                                                            (87,000)                 (666,000)
Gain on sale of real estate acquired through foreclosure                              --                  (112,000)
Gain on sale of other investments                                               (450,000)                       --
Gain on sale of property and equipment                                                --                    (5,000)
Gain from equity investment                                                     (264,000)                  (52,000)
Loss from write-down of investment                                                48,000                        --
Increase in accounts receivable                                               (1,061,000)                 (861,000)
Decrease in accrued interest receivable                                          191,000                     2,000
Net change in inventories                                                       (932,000)                 (124,000)
Net change in income taxes                                                    (7,896,000)                  496,000
Net change in other assets                                                       (35,000)                  (91,000)
Net change in accounts payable                                                 1,676,000                   924,000
Net change in accrued expenses                                                (1,106,000)                  (42,000)
Net change in minority interests                                                  26,000                    92,000
                                                                          ----------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (171,000)                  812,000
                                                                          ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries net of cash acquired                                      --                (5,318,000)
Purchase of securities                                                       (40,868,000)              (21,807,000)
Purchase of other investments                                                   (124,000)                       --
Proceeds from sales of securities                                             43,923,000                22,481,000
Loan originations and purchases                                                       --                  (264,000)
Proceeds from sale of real estate acquired through foreclosure                        --                   945,000
Proceeds from sale of property and equipment                                          --                     7,000
Proceeds from liquidation of limited partnership interest                        125,000                   240,000
Principal collected on loans receivable                                          500,000                 3,759,000
Proceeds from liquidation of other investments                                   750,000                        --
Purchases of property and equipment                                           (3,206,000)                 (171,000)
                                                                          ----------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            1,100,000                  (128,000)
                                                                          ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction in seller financing obligations                                     (1,749,000)                       --
Proceeds from exercise of stock options                                          570,000                        --
Installment and bank debt proceeds                                             2,978,000                    24,000
Repayment of installment and bank debt                                          (829,000)                  (82,000)
                                                                          ----------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              970,000                   (58,000)
                                                                          ----------------------------------------
NET CASH PROVIDED BY CONTINUING OPERATIONS                                     1,899,000                   626,000
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                           957,000                   (41,000)
                                                                          ----------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                        2,856,000                   585,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,406,000                   291,000
                                                                          ----------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   4,262,000            $      876,000
                                                                          ========================================

          See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                    NINE MONTHS                  NINE MONTHS
                                                                   ENDED 9/30/00                ENDED 9/30/99

Net income                                                          $ 7,302,000                  $ 1,510,000
                                                                    -----------                  -----------
Other comprehensive income (loss), net of tax:

  Unrealized gains on securities:
    Unrealized holding gains arising
       during period                                                    277,000                      240,000
    Less: reclassification adjustment for gains
       included in net income                                           (10,000)                    (460,000)
                                                                    -----------                  -----------
Other comprehensive income (loss)                                       267,000                     (220,000)
                                                                    -----------                  -----------
Comprehensive income                                                $ 7,569,000                  $ 1,290,000
                                                                    ===========                  ===========

          See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

1.   BASIS OF PRESENTATION

     In the opinion of Westminster Capital, Inc. and consolidated entities (the "Corporation"), the accompanying unaudited consolidated financial statements, prepared from the Corporation's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation's financial condition as of September 30, 2000 and December 31, 1999, and the results of operations, statements of cash flows and statements of comprehensive income for the periods ended September 30, 2000 and 1999.

     The consolidated financial statements include the accounts of Westminster Capital, Inc. and its subsidiaries including a 100% interest in Westland Associates, Inc. ("Westland Associates"), an 80% interest in One Source Industries, LLC ("One Source"), a 70% interest in Physician Advantage, LLC ("Physician Advantage") and a 68% interest in Logic Technology Group, Inc., dba Matrix Visual Solutions ("Matrix").

     The Corporation disposed of its assets in Global Telecommunications on January 31, 2000. The 1999 statements of consolidated income, cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation (Note 7).

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to present the financial position, results of operations, statements of cash flows and statements of comprehensive income in conformity with accounting principles generally accepted in the United States of America. The material set forth below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent report on Form 10-K which contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 and for the year then ended.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Corporation has evaluated the provisions of SAB 101 and believes the impact on its revenue recognition policy is immaterial.

2.   SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at September 30, 2000 and December 31, 1999 are as follows (in thousands):

                                                                           Gross            Gross
                                                                       Unrealized        Unrealized           Estimated
                                                Amortized Cost             Gains            Losses           Fair Value
                                                -----------------------------------------------------------------------
    September 30, 2000:
    U.S. Treasury and Agency Securities            $ 18,789              $    --          $    (39)           $ 18,750
    Equity and Debt Securities                           34                  326               (33)                327
                                                -----------------------------------------------------------------------
         Total                                     $ 18,823              $   326          $    (72)           $ 19,077
                                                =======================================================================
    December 31, 1999:
    U.S. Treasury and Agency Securities            $ 21,850              $    --          $   (210)           $ 21,640
    Equity and Debt Securities                           34                   27               (24)                 37
                                                -----------------------------------------------------------------------
         Total                                     $ 21,884              $    27          $   (234)           $ 21,677
                                                =======================================================================

     Maturities of U.S. Treasury and Agency Securities were as follows at September 30, 2000 (in thousands):

                                                       Amortized          Fair
                                                          Cost            Value
                                                       ---------         -------
Due within one year                                     $18,789          $18,750
Due after one year through
  five years                                                 --               --
                                                       ---------         -------
                                                        $18,789          $18,750
                                                       =========         =======

     Gross unrealized gains include the value ascribed to warrants, which have a readily determinable value, whether detached or attached to securities.

3.   LOANS RECEIVABLE

     The Corporation's loans receivable outstanding at September 30, 2000 and December 31, 1999 were comprised of the following (in thousands):

                                   September 30, 2000         December 31, 1999
                                   ------------------         -----------------
Loans, net of loan fees,
 secured by trust
 deeds or mortgages                            $5,244                    $5,244
Loans secured by other
 collateral                                        --                       500
                                   ------------------         -----------------
              Total                            $5,244                    $5,744
                                   ==================         =================

4.   GOODWILL

     The Corporation's investments in operating businesses include purchased goodwill recorded as follows (in thousands):

                                                              Accumulated         Amortization            Net
                                           Purchased          Amortization        for 9 months       Unamortized
                                           Goodwill            at 1/1/00         ended 9/30/00      cost at 9/30/00
                                       ------------------ --------------------- ------------------ ------------------
   September 30, 2000:
     One Source Industries                 $   5,315            $  (240)            $   (228)          $   4,847
     Matrix Visual Solutions                   3,409                (18)                (125)              3,266
     Physician Advantage                       1,577                (99)              (1,478)                 --
     Westland Associates                         888               (188)                 (67)                633
     Touch Controls                              456                (46)                 (34)                376
                                       ------------------------------------------------------------------------------
         Total                             $  11,645            $  (591)            $ (1,932)          $   9,122
                                       ==============================================================================

                                                              Accumulated         Amortization            Net
                                           Purchased          Amortization        for 12 months      Unamortized
                                           Goodwill            at 1/1/99         ended 12/31/99     cost at 12/31/99
                                       ------------------ --------------------- ------------------ ------------------
    December 31, 1999:
      One Source Industries                $ 5,306              $     -             $   (240)          $   5,066
      Matrix Visual Solutions                3,391                    -                  (18)              3,373
      Physician Advantage                    1,577                    -                  (99)              1,478
      Westland Associates                      888                 (100)                 (88)                700
      Touch Controls                           456                    -                  (46)                410
                                       ------------------------------------------------------------------------------
         Total                             $11,618              $  (100)            $   (491)          $  11,027
                                       ==============================================================================

     At September 30, 2000, the Corporation recorded a permanent impairment write-down of the entire unamortized purchased goodwill related to Physician Advantage in the amount of $1,360,000, which amount is included in the goodwill amortization of $1,932,000 for the nine months ended September 30, 2000. The permanent impairment write-down was made after consideration of all factors related to the business of Physician Advantage, including the mounting operating losses for this business, the inability of Physician Advantage to achieve its revised business plan and recent negative market conditions which have further undermined the ability of Physician Advantage to succeed as a viable entity in its industry, evidenced by its inability to raise additional capital and, therefore, compete effectively with other companies in its industry.

     Hence, in accordance with SFAS 121, the Corporation has evaluated the carrying value of these assets in relation to their estimated market value. The impairment loss reflects managements' evaluation of the estimated market value of Physician Advantage as compared to its carrying value at September 30, 2000.

5.   OTHER BORROWINGS

     Other borrowings include bank credit facilities, comprised of a term loan and two revolving lines of credit. The term loan is in the principal amount of $750,000 and requires monthly principal and interest payments amortizing over a five-year term beginning April 2000. The outstanding principal balance at September 30, 2000 was $656,000. The revolving line of credit for working capital purposes in the nominal principal amount of $750,000 has a maturity date of March 2004 and requires monthly payments of interest only. At September 30, 2000 the outstanding principal balance was $750,000. The revolving line of credit for equipment purchases in the nominal amount of $2,200,000 has a maturity of April 2005, and requires monthly payments of interest only through March 2001, and thereafter amortizes in 48 equal monthly payments of principal plus accrued interest. At September 30, 2000, the outstanding principal balance on the equipment line of credit was $898,000. Each loan is secured by Matrix' assets and bears interest at the bank's prime rate (9.50% at September 30, 2000).

     The Corporation believes it is in compliance with the required loan covenants at September 30, 2000. Total outstanding principal on these credit facilities at September 30, 2000 was $2,304,000. The loan proceeds were used in part to repay certain credit lines of approximately $585,000 owed to another bank in April 2000.

     In addition to the Matrix' bank lines of $2,304,000, other borrowings are comprised of various capitalized leases and other installment debt of $653,000.

6.   INCOME TAXES

     During the quarter ended September 30, 2000, certain provisions previously established as deferred tax liabilities were reversed, based on the expiration of the periods for potential assessment for such taxes. These provisions relate to legal settlement revenues received by the Corporation in prior years. The current year reversal of $6,699,000 represents the majority of the established liability for deferred taxes on the legal settlement revenues. The remaining deferred tax liability of $2,686,000 will be evaluated for reversal in future years on the same basis as the current year reversal.

7.   DISCONTINUED OPERATIONS

     On January 31, 2000, Global Telecommunications sold substantially all of its assets for cash consideration of $1,900,000. The Corporation received $1,418,000, net of closing costs, on account of its 75% interest. In connection with this sale, the Corporation recorded a gain on disposal of $693,000, net of estimated income taxes of $461,000.

     The results of operations of Global Telecommunications are reported as a discontinued operation for all periods presented. The 1999 statements of consolidated income, cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation.

     No Global Telecommunications revenues were earned in the current year beginning January 1, 2000 through the date of disposition on January 31, 2000. Global Telecommunications revenues were $677,000 and $219,000 for the nine months and three months ended September 30, 1999, respectively. The discontinued operations incurred losses for the nine months and three months ended September 30, 1999 of $41,000 and $23,000, respectively, net of income taxes and minority interests.

     The following table summarizes the disposition of Global Telecommunications at January 31, 2000 (in thousands):

                                                          Approximate
                                                           book value
                                                         of net assets
                                                             sold
                                                         -------------
Accounts receivable, net                                        $  111
Property and equipment, net                                        269
                                                         -------------
Total assets                                                       380
                                                         -------------
Accounts payable                                                    28
                                                         -------------
Total liabilities                                                   28
                                                         -------------
Book value of assets sold                                          352
                                                         -------------

Westminster Capital's 75% share of
   net assets sold                                                 264
Distribution to Westminster Capital net of
   closing costs                                                 1,418
                                                         -------------
Gain on sale of 75% interest                                     1,154

Applicable income taxes on gain on sale                            461
                                                         -------------
Gain on sale, net of income taxes                               $  693
                                                         =============

8.   SEGMENT INFORMATION

     Revenues, gross profit and other financial data for continuing operations of the Corporation's industry segments for the nine months and three months ended September 30, 2000 and 1999, are set forth below (dollars in thousands). All revenues are earned in the United States of America.

                                              ----------------------------------------------------------------------------
                                               FINANCE AND     GROUP       PACKAGING-    EQUIPMENT
                                                 SECURED     PURCHASING    DESIGN AND    RENTAL AND     OTHER
                                                 LENDING      SERVICES     MANUFACTURE     SALES     BUSINESS (3)    TOTAL
                                              ----------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30
2000
Revenues                                       $  2,329      $ 12,342      $ 9,294       $ 7,731     $    0       $ 31,696
Gross profit                                      2,329         1,077        3,564         3,335          0         10,305
Selling, general and administrative                 492         1,939        2,551         2,211          0          7,193
EBITDA  (1)                                       1,837          (862)       1,013         1,124          0          3,112
Depreciation, amortization, accretion, net           (1)        1,605          313           756          0          2,673
Interest expense                                     (1)           12           28           124          0            163
Income (loss) before income taxes  (2)            1,839        (2,479)         672           244          0            276
Total assets                                     31,523         1,590        9,570         9,774          0         52,457


1999
Revenues                                       $  3,529      $ 11,156      $ 8,289       $     0     $  192       $ 23,166
Gross profit                                      3,529           803        3,027             0        192          7,551
Selling, general and administrative               1,342         1,327        1,620             0          0          4,289
EBITDA  (1)                                       2,187          (524)       1,407             0        192          3,262
Depreciation, amortization, accretion, net          (45)          170          217             0          0            342
Interest expense                                      0            23           14             0          0             37
Income (loss) before income taxes  (2)            2,232          (717)       1,176             0        192          2,883
Total assets                                     34,386         3,301        7,918             0          0         45,603


THREE MONTHS ENDED SEPTEMBER 30
2000
Revenues                                       $    530      $  4,330      $ 3,721       $ 2,263     $    0       $ 10,844
Gross profit                                        530           380        1,488           731          0          3,129
Selling, general and administrative                (651)          576          828           875          0          1,628
EBITDA  (1)                                       1,181          (196)         660          (144)         0          1,501
Depreciation, amortization, accretion, net          (17)        1,441           97           215          0          1,736
Interest expense                                     (1)            1           16            51          0             67
Income (loss) before income taxes  (2)            1,199        (1,638)         547          (410)         0           (302)
Total assets                                     31,523         1,590        9,570         9,774          0         52,457


1999
Revenues                                       $    785       $ 4,013      $ 2,851       $     0     $    0       $  7,649
Gross profit                                        785           313          966             0          0          2,064
Selling, general and administrative                 460           618          671             0          0          1,749
EBITDA  (1)                                         325          (305)         295             0          0            315
Depreciation, amortization, accretion, net          (11)           80           76             0          0            145
Interest expense                                      0             5            6             0          0             11
Income (loss) before income taxes  (2)              336          (390)         213             0          0            159
Total assets                                     34,384         3,301        7,918             0          0         45,603


----------------------------------------------

(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization, and minority interests

(2) Income (loss) before income taxes represents income before income taxes and minority interests

(3) Other business comprises settlement recoveries in the Drexel Burnham Lambert, Inc. class action lawsuit

9.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                Nine months ended        Nine months ended
                                                                September 30, 2000      September 30, 1999
                                                                ------------------------------------------
Supplemental schedule of cash flow information:

Interest paid                                                        $     163,000            $     37,000
Income taxes paid                                                    $   1,812,000            $    610,000
                                                                ==========================================
Supplemental schedule of non-cash investing
  And financing activities:

Conversion of note receivable inclusive of $57,000
 of accrued interest into a 50% equity investment                    $          --            $    857,000
                                                                ==========================================
Tax effect of unrealized gains
 on securities available-for-sale                                    $     194,000            $   (148,000)
                                                                ==========================================

10.  NET INCOME PER COMMON SHARE

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

                                                        Nine months      Nine months    Three months      Three months
                                                           ended            ended          ended             ended
                                                       September 30,    September 30,   September30,     September 30,
                                                            2000             1999           2000              1999
                                                       ---------------------------------------------------------------
Net Income Per Common Share:
  Basic:
     Income from continuing operations                       $ .82            $  .20          $ .81          $  .01
     Income from discontinued operations                       .09              (.01)            --              --
                                                       ---------------------------------------------------------------
     Net income                                              $ .91            $  .19          $ .81          $  .01
                                                       ===============================================================
  Diluted:
     Income from continuing operations                       $ .81            $  .19          $ .81          $  .01
     Income from discontinued operations                       .09              (.01)            --              --
                                                       ---------------------------------------------------------------
     Net income                                              $ .90            $  .18          $ .81          $  .01
                                                       ===============================================================
  Weighted Average Shares Outstanding:
               Basic                                     8,036,000         7,835,000      8,125,000       7,835,000
               Diluted                                   8,083,000         7,967,000      8,127,000       7,967,000

11.  COMMITMENTS AND CONTINGENCIES

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

     In March 2000, the Corporation established a revolving credit line in the amount of $5,000,000, due on March 30, 2001. Any amount outstanding under this credit line is collateralized by certain securities available for sale and cash equivalents. Advances under this facility will bear interest either at LIBOR plus 1/2%, or at the bank's prime rate. At September 30, 2000, no amounts had been drawn against this credit line.

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

INTRODUCTION

     We are a diversified holding company operating in a variety of businesses including group purchasing activities, promotional packaging, design and fulfillment services, and sales and rental of audiovisual and computer equipment. We also invest in other companies through secured and unsecured loans and equity investments. Our strategy is to acquire a hundred percent or substantial interests in additional operating businesses which we believe will enhance shareholder value.

     We have two businesses which engage in group purchasing activities. Westland Associate, Inc ("Westland Associates"), a wholly owned subsidiary based in Anaheim, California, provides group purchasing of goods and services for new car dealers. Physician Advantage, L.L.C. ("Physician Advantage"), a 70% owned subsidiary based in Encino, California, provides group purchasing of medical, surgical, pharmaceutical and office equipment and supplies to health care providers including physicians, surgical centers and other outpatient clinics.

     We engage in the promotional packaging business through One Source Industries, L.L.C. ("One Source"), consumer product manufacturers an 80% owned subsidiary based in Irvine, California. One Source assists consumer products manufacturers in the creation of displays, packaging, point of purchase materials and promotional and media kits, including the design and assembly of these materials and product fulfillment services.

     We own a 68% interest in Logic Technology Group, Inc., dba Matrix Visual Solutions, ("Matrix") based in Santa Ana, California. Matrix rents and sells a wide range of audio-visual and computer equipment to trade show and exhibition customers, the hospitality industry and other corporate customers throughout the United States.

     Our financing activities include secured and unsecured loans and equity investments. Collateral for secured loans may include real estate and/or personal property. We also invest in securities-available-for sale and limited partnerships that invest in securities.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

     Our revenues were $10,844,000 for the quarter ended September 30, 2000 compared to $7,649,000 for the quarter ended September 30, 1999. This net increase in revenues of $3,195,000 was related to several factors:

     - The operations of Matrix, acquired in November 1999, accounted for $2,263,000 in revenues during the current quarter.

     - Sales to packaging customers increased by $870,000 as compared to the corresponding prior year quarter.

     - Sales to auto dealers increased by $264,000 as compared to the corresponding prior year quarter.

     - Revenues earned from Physician Advantage increased by $53,000 as compared to the corresponding prior year quarter.

     - We recorded a gain on our equity interest in Touch Controls of $55,000, compared to a gain of $49,000 in the quarter ended September 30, 1999.

     - We earned loan fees of $32,000 in the quarter with no such fees earned in the corresponding prior year quarter.

     - Interest on securities available for sale increased by $10,000 over the corresponding prior year quarter.

     - A reduction in interest on loans of $162,000 compared to the year earlier quarter.

     - Unrealized losses from partnerships that invest in securities were $50,000 compared to gains of $78,000 in the quarter ended September 30, 1999

     - Losses from the sale of securities available-for-sale were $17,000 compared to losses of $1,000 in the quarter ended September 30, 1999.

     Revenues of One Source (reported under "Sales to packaging customers" in the Consolidated Statements of Income) were $3,721,000 during the quarter ended September 30, 2000, compared to $2,851,000 during the quarter ended September 30, 1999. This increase in revenues of $870,000 was attributable to the net addition of new customers and increased sales to key existing customers.

     Revenues of Westland Associates (reported under "Sales to auto dealers" in the Consolidated Statements of Income) were $4,198,000 during the quarter ended September 30, 2000 compared to $3,934,000 during the quarter ended September 30, 1999. This increase in revenues of $264,000 was due to increased sales volume attributable to new and existing vendor relationships.

     Revenues of Physician Advantage (reported under "Other income" in the Consolidated Statements of Income) were $132,000 during the quarter ended September 30, 2000, compared to $79,000 during the quarter ended September 30, 1999. These revenues increased due to an increase in commissions earned from third party distributors as a result of increased sales to physicians.

     Interest on loans was $171,000 during the quarter ended September 30, 2000 as compared to $333,000 during the quarter ended September 30, 1999, due to a decrease in average loans outstanding. Interest on securities available-for-sale and money market funds was $330,000 during the quarter ended September 30, 2000 as compared to $320,000 during the quarter ended September 30, 1999. Interest on securities available-for-sale and money market funds was higher in this quarter despite the lower average invested funds due to the higher interest rate environment compared to the corresponding prior year quarter.

     During the quarter ended September 30, 2000, we recorded a loss of $17,000 on the sale of securities available-for-sale compared to a loss of $1,000 during the quarter ended September 30, 1999, and we recorded unrealized losses on limited partnerships that invest in securities of $49,000 compared to unrealized gains of $78,000 during the quarter ended September 30, 1999. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting. During the quarter ended September 30, 2000, we recorded a permanent impairment write-down of $144,000 on one of these limited partnerships, representing an impairment write-down of 50% of our remaining equity position in this partnership. We elected to withdraw our investment from this partnership at September 30, 1999 but to date have received only a partial return of our equity.

GROSS PROFIT

     The revenues of $4,198,000 generated by Westland Associates were offset by cost of sales of $3,903,000, included under the caption "Cost of sales." As a result, Westland Associates generated gross profit before operating expenses of $295,000, compared to $234,000 in the quarter ended September 30, 1999, or 5.91% during the quarter ended September 30, 2000, compared to 5.95% during the quarter ended September 30, 1999.

     The revenues of $3,721,000 generated by One Source were offset by cost of sales of $2,233,000, included under the caption "Cost of sales." As a result, One Source generated gross profit before operating expenses of $1,488,000, compared to $966,000 in the quarter ended September 30, 1999. Gross profit as a percentage of revenues increased from 33.88% to 39.99% over the corresponding quarter of the prior year due mainly to higher margin product sales during the quarter ended September 30, 2000.

     The revenues of $2,263,000 generated by Matrix were offset by cost of sales of $1,532,000, included under the caption "Cost of sales." As a result, Matrix generated gross profit before operating expenses of $731,000 for the quarter ended September 30, 2000.

     The revenues of $132,000 generated by Physician Advantage represent net revenues earned from third party distributors, and as such also represent the gross profit of Physician Advantage for the quarter ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased by $121,000, from $1,749,000 for the quarter ended September 30, 1999 to $1,628,000 for the quarter ended September 30, 2000. This decrease reflects a reversal of accrued expenses of $1,123,000 related to the current quarter reversal of deferred taxes in connection with legal settlement revenues received in prior years. Excluding this amount, selling, general and administrative expenses increased by $1,002,000 during the quarter ended September 30, 2000.

     Selling, general and administrative expenses of $875,000 were attributable to Matrix, which was acquired in November 1999. Selling, general and administrative expenses for One Source were $828,000 for the quarter ended September 30, 2000, compared to $671,000 for the quarter ended September 30, 1999. The increase in One Source's selling, general and administrative expenses is attributable to business expansion initiatives, including compensation for additional staff, expenses attributable to a new sales office, and increased marketing expenses. In the quarter ended September 30, 2000, Physician Advantage had selling, general and administrative expenses of $361,000 compared to $266,000 in the corresponding prior year quarter, due to increases in business development expenses including web development costs.

     The selling, general and administrative expenses for the finance and secured lending segment were $472,000 in the quarter ended September 30, 2000 before reversal of accrued expenses described above, compared to $460,000 in the quarter ended September 30, 1999. This increase relates mainly to increases in business consulting expenses and legal expenses. The increases in selling, general and administrative expenses were offset by a reduction in selling, general and administrative expenses of $137,000 attributable to Westland Associates. Westland Associates selling, general and administrative expenses were $215,000 for the quarter ended September 30, 2000, compared to $352,000 for the quarter ended September 30, 1999, due to the savings from the reorganization of staffing and the benefit of various other cost saving initiatives.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased from $145,000 for the quarter ended September 30, 1999 to $1,736,000 for the quarter ended September 30, 2000. The increase is attributable to depreciation and amortization of $173,000 related to the operations of Matrix, with the balance attributable to an increase in goodwill amortization, which includes a one-time charge of $1,360,000, representing a permanent impairment write-down of Physician Advantage's goodwill.

INCOME TAX

     An income tax benefit of $6,904,000 was recorded for the quarter ended September 30, 2000. This benefit includes a reversal of $6,699,000 in deferred tax liabilities related to a previously established liability for deferred taxes on the legal settlement revenues (see Note 6 of Notes to Consolidated Financial Statements), and a benefit of $205,000 on the loss before taxes for the quarter ended September 30, 2000. For the quarter ended September 30, 1999 an income tax provision of $46,000 was recorded.

MINORITY INTERESTS

     The minority interests in net income decreased from $37,000 for the quarter ended September 30, 1999 to $7,000 for the quarter ended September 30, 2000, due primarily to losses attributable to the minority shareholder in Matrix of $67,000, offset by increased net income from One Source attributable to the minority shareholder of $37,000.

DISCONTINUED OPERATIONS

     On January 31, 2000 we sold Global Telecommunications (see Note 7 of Notes to Consolidated Financial Statements). The loss from this discontinued operation for the quarter ended September 30, 1999 of $23,000 was net of income tax benefits of $19,000 and net of minority interests of $6,000.


NET INCOME

     During the quarter ended September 30, 2000 we earned net income of $6,595,000, as compared to net income of $53,000 for the quarter ended September 30, 1999. Basic and diluted earnings per share were $0.81 in 2000 versus $0.01 in 1999. Basic earnings per share from continuing operations were $0.81 in 2000 versus $0.01 in 1999.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

     Our revenues were $31,696,000 for the nine months ended September 30, 2000 compared to $23,166,000 for the nine months ended September 30, 1999. This net increase in revenues of $8,530,000 was related to several factors:

     - The operations of Matrix, acquired in November 1999, accounted for $7,731,000 in revenues during the current year to date period.

     - Sales to packaging customers increased by $1,005,000 as compared to the corresponding prior year to date period.

     - Sales to auto dealers increased by $951,000 as compared to the corresponding prior year to date period.

     - We recorded a gain of $450,000 resulting from liquidation of an investment (included in "Other income").

     - Revenues earned from Physician Advantage increased by $236,000 as compared to the corresponding prior year to date period.

     - We recorded a gain on our equity interest in Touch Controls of $264,000, compared to a gain of $52,000 in the nine months ended September 30, 1999.

     - Loan fees of $95,000 were earned in the current year to date period with no such fees earned in the corresponding prior year to date period.

     - Interest on securities available for sale increased by $14,000 over the corresponding prior year to date period.

     - Losses from the sale of securities available-for-sale were $44,000 compared to gains of $766,000 in the nine months ended September 30, 1999.

     - Unrealized gains from partnerships that invest in securities were $87,000 compared to gains of $666,000 in the nine months ended September 30, 1999.

     - Interest income on loans decreased by $423,000 compared to the corresponding nine months of the prior year.

     - The nine months ended September 30, 1999 included $192,000 in legal settlement revenues with no such revenues in the nine months ended September 30, 2000.

     Revenues of Westland Associates (reported under "Sales to auto dealers" in the Consolidated Statements of Income) were $12,006,000 during the nine months ended September 30, 2000 compared to $11,055,000 during the nine months ended September 30, 1999. This increase in revenues of $951,000 was due to increased sales volume attributable to new and existing vendor relationships.

     Revenues of One Source (reported under "Sales to packaging customers" in the Consolidated Statements of Income) were $9,294,000 during the nine months ended September 30, 2000, compared to $8,289,000 during the nine months ended September 30, 1999. This increase in revenues of $1,005,000 was attributable to the net addition of new customers and increased sales from key existing customers.

     Revenues of Physician Advantage (reported under "Other income" in the Consolidated Statements of Income) were $336,000 during the nine months ended September 30, 2000, compared to $101,000 for the period May 18, 1999 (acquisition date) to September 30, 1999 1999. These revenues, increased due to an increase in commissions earned from third party distributors as a result of increased sales to physicians.

     Interest on loans was $531,000 during the nine months ended September 30, 2000 as compared to $954,000 during the nine months ended September 30, 1999, due to a decrease in average loans outstanding. Interest on securities available-for-sale and money market funds was $932,000 during the nine months ended September 30, 2000 as compared to $918,000 during the nine months ended September 30, 1999. Interest on securities available-for-sale and money market funds was higher in the current year to date period despite the lower average invested funds due to the higher interest rate environment compared to the corresponding prior year-to-date period.

     During the nine months ended September 30, 2000, we recorded a loss of $44,000 on the sale of securities available-for-sale compared to gains of $766,000 during the quarter ended September 30, 1999 and we recorded unrealized gains on limited partnerships that invest in securities of $87,000 compared to unrealized gains of $666,000 during the nine months ended September 30, 1999. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting. During the nine months ended September 30, 2000, we recorded a permanent impairment write-down of $144,000 on one of these limited partnerships, representing an impairment write-down of 50% of our remaining equity position in this partnership. We elected to withdraw our investment from this partnership at September 30, 1999 but to date have received only a partial return of our equity.

GROSS PROFIT

     The revenues of $12,006,000 generated by Westland Associates were offset by direct costs of $11,265,000, included under the caption "Cost of sales." As a result, Westland Associates generated gross profit before operating expenses of $741,000, compared to $702,000 in the nine months ended September 30, 1999, or 6.17% during the nine months ended September 30, 2000, compared to 6.35% during the quarter ended September 30, 1999. The change in gross profit percentage reflects a shift in product mix toward products with lower margins.

     The revenues of $9,294,000 generated by One Source were offset by direct costs of $5,730,000, included under the caption "Cost of sales." As a result, One Source generated gross profit before operating expenses of $3,564,000, compared to $3,027,000 in the nine months ended September 30, 1999. The gross profit as a percentage of revenues increased from 36.5% to 38.4% over the corresponding period of the prior year due mainly to a change in product mix toward products with higher margins.

     The revenues of $7,731,000 generated by Matrix were offset by direct costs of $4,396,000, included under the caption "Cost of sales." As a result, Matrix generated gross profit before operating expenses of $3,335,000 for the nine months ended September 30, 2000.

     The revenues of $336,000 generated by Physician Advantage represent net revenues earned from third party distributors, and as such also represent the gross profit of Physician Advantage for the nine months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by $2,904,000, from $4,289,000 for the nine months ended September 30, 1999 to $7,193,000 for the nine months ended September 30, 2000. This increase reflects a reversal of accrued expenses of $1,123,000 in the current year related to the reversal of deferred taxes in connection with legal settlement revenues received in prior years. Excluding this amount, selling, general and administrative expenses actually increased by $4,027,000 during the nine months ended September 30, 2000. This increase resulted in part from selling, general and administrative expenses of $2,211,000 and $1,174,000 attributable to Matrix and Physician Advantage, respectively. Matrix was acquired in November 1999 and Physician Advantage was acquired in May 1999. Physician Advantage had selling, general and administrative expenses of $343,000 for the period from acquisition to September 30, 1999. The increase in Physician Advantage's selling, general and administrative expenses is due to increased business development expenses including web development costs. Selling, general and administrative expenses for One Source were $2,551,000 for the nine months ended September 30, 2000, compared to $1,620,000 for the nine months ended September 30, 1999. The increase in One Source selling, general and administrative expenses is attributable to business expansion initiatives, including compensation for additional staff, expenses attributable to a new sales office and expenses incurred in connection with the relocation of the corporate headquarters.

     The selling, general and administrative expenses for the finance and secured lending segment were $1,615,000 in the nine months ended September 30, 2000 before reversal of accrued expenses described above, compared to $1,342,000 in the nine months ended September 30, 1999. This increase relates mainly to increases in business consulting expenses and legal expenses. The increases in selling, general and administrative expenses were offset by a reduction in selling, general and administrative expenses of $219,000 attributable to Westland Associates. Westland Associates selling, general and administrative expenses were $765,000 for the nine months ended September 30, 2000, compared to $984,000 for the nine months ended September 30, 1999, due to the benefit of various cost saving initiatives.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased from $342,000 for the nine months ended September 30, 1999 to $2,673,000 for the nine months ended September 30, 2000. The increase was attributable to depreciation and amortization of $631,000 related to the operations of Matrix, $1,594,000 related to increased amortization of goodwill, which included a one-time charge of $1,360,000, representing a permanent impairment write-down of Physician Advantage's goodwill, with the balance consisting primarily of depreciation and amortization on operating assets.

INCOME TAX

     An income tax benefit of $6,513,000 was recorded for the nine months ended September 30, 2000. This benefit includes a year to date reversal of $6,699,000 in deferred tax liabilities related to a previously established liability for deferred taxes on the legal settlement revenues (see Note 6 of Notes to Consolidated Financial Statements), and an income tax provision of $186,000 on year to date income before taxes representing a combined federal and state effective tax rate of 67.4%. For the nine months ended September 30, 1999 an income tax provision of $1,107,000 was recorded, representing a 38.4% effective tax rate. The current year reflects a higher effective tax rate due to an increase in permanent differences between book income and taxable income resulting from non-deductible goodwill and non-deductible operating losses.

MINORITY INTERESTS

     The minority interests in net income decreased from $225,000 for the nine months ended September 30, 1999 to $180,000 for the nine months ended September 30, 2000. The net decrease is represented by lower net income attributable to the minority shareholder of One Source of $120,000, offset by the share of net income contributed by Matrix and attributable to the minority shareholder of $75,000.

DISCONTINUED OPERATIONS

     On January 31, 2000 we sold Global Telecommunications and recorded a gain from this sale of $693,000, net of income taxes of $461,000 (see Note 7 of Notes to Consolidated Financial Statements). No income or loss was recorded from this discontinued operation in the current year. The loss from this discontinued operation for the nine months ended September 30, 1999 of $41,000 was net of income tax benefits of $34,000 and net of minority interests of $10,000.

NET INCOME

     Net income for the nine months ended September 30, 2000 was $7,302,000, as compared to $1,510,000 for the nine months ended September 30, 1999. Basic earnings per share were $0.91 in 2000 versus $0.19 in 1999. Basic earnings per share from continuing operations were $0.82 in 2000 versus $0.20 in 1999.

FINANCIAL CONDITION

LOANS RECEIVABLE

     The Corporation's loans receivable were $5,244,000 at September 30, 2000 and $5,744,000 at December 31, 1999. During the quarter ended September 30, 2000, we received $500,000 in principal repayments representing payment in full on a loan.

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

PAST DUE LOANS

     Prior to September 30, 2000, a loan secured by a mortgage of $1,025,000, net of discount of $25,000 was in default. The loan was originated in 1996 and was originally due in 1998. On September 29, 2000, we entered into a settlement agreement with the debtor that provides for the payment of $1,250,000 from the proceeds of sale of the underlying property securing this loan plus interest of 8.75% from November 30, 2000, if the settlement sum is not paid by that date. Management believes that the real estate collateral for this loan will be sufficient to cover the settlement amount.

BORROWINGS

     At September 30, 2000 we owed $2,957,000 under various debt agreements. See Notes 5 and 11 of Notes to Consolidated Financial Statements for details on the amounts owing and amounts available pursuant to the various credit lines.

DEFERRED TAXES AND SHAREHOLDERS' EQUITY

     During the quarter ended September 30, 2000, certain provisions previously established as deferred tax liabilities of $6,699,000 were reversed to earnings contributing to an increase to shareholders' equity. These provisions relate to legal settlement revenues received by the Corporation in prior years. The $2,686,000 remaining liability for deferred taxes on the legal settlement revenues will be evaluated for reversal in future years on the same basis as the current year reversal.

LIQUIDITY

     The Corporation's cash and cash equivalents increased by $2,856,000 during the nine months ended September 30, 2000. The increase in cash and cash equivalents was due mainly to a repositioning of the investment portfolio because of the inverted yield curve that existed toward the end of September 2000. As such, the Corporation held investments in commercial paper (a cash equivalent) in the amount of $3,200,000 at September 30, 2000. The Corporation's sources of cash during the nine months were $43,923,000 from the sale of investment securities, $2,978,000 in debt financings from banking sources, $957,000 from the sale of discontinued operations, $750,000 from liquidation of an investment, $570,000 in proceeds from the exercise of stock options and $125,000 from the liquidation of a partnership interest. The Corporation's uses of cash during the nine months included $40,868,000 for the purchase of securities available for sale, $1,749,000 in seller financing repayments, $3,206,000 for purchases of property and equipment, $171,000 for cash used in operating activities and $829,000 in other debt repayments. The Corporation held U.S. government and agency securities with a fair value of $18,750,000 at September 30, 2000.

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

MARKET RISK

     The Corporation is exposed to certain market risks, which are inherent in the Corporation's financial instruments and arise from transactions entered into in the normal course of business. The Corporation has not entered into and presently does intend to enter into derivative financial instruments for speculative purposes. A discussion of the Corporation's primary market risk disclosure in financial instruments is presented below and should be read in conjunction with the forward-looking statement included herein.

     The Corporation is subject to interest rate risk on its marketable securities portfolio and loans receivable. The marketable securities portfolio matures in less than two years. The loans receivable portfolio consists of both variable and fixed rate loans, with all fixed rate loans being of a short-term nature. The Corporation is subject to equity price risk on its investments in limited partnerships that invest in securities. At September 30, 2000, these investments represented less than 5% of total assets.

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

Dated:  November 14, 2000              WESTMINSTER CAPITAL, INC.
                                       (Registrant)

                                       By /s/  WILLIAM BELZBERG
                                         --------------------------------------
                                         William Belzberg,
                                         Chairman of the Board of
                                         Directors and Chief
                                         Executive Officer


                                       By /s/  RUI GUIMARAIS
                                         --------------------------------------
                                         Rui Guimarais
                                         Chief Financial Officer