Form 10-K405
period 2000-12-31
WESTMINSTER CAPITAL INC
filed 2001-03-30
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price on the American Stock Exchange of its common stock on February 28, 2001 was approximately $5,850,000. For purposes of the foregoing calculation, certain persons that have filed reports on
Schedule 13D with the Securities and Exchange Commission with respect to the beneficial ownership of more than 5% of the Registrant's outstanding voting stock and directors and executive officers of the Registrant have been excluded from the group of stockholders deemed to be nonaffiliates of the Registrant.

The number of shares of common stock, $1.00 par value per share, of the Registrant outstanding as of February 28, 2001 was 8,124,607.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders scheduled to be held on May 22, 2001 are incorporated by reference in Part III of this Form 10-K.

                            WESTMINSTER CAPITAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                    CONTENTS

PART I

           ITEM 1.  BUSINESS                                                   3

           ITEM 2.  PROPERTIES                                                 9

           ITEM 3.  LEGAL PROCEEDINGS                                         10

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS                                                   11

PART II

           ITEM 5.  MARKET FOR THE CORPORATION'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS                               12

           ITEM 6.  SELECTED FINANCIAL DATA                                   13

           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS             14

           ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                    MARKET RISK                                               26

           ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               27

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE                    61

PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    CORPORATION                                               61

           ITEM 11. EXECUTIVE COMPENSATION                                    61

           ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT                                            61

           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            61

PART IV

           ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K                                       62

Index of Exhibits                                                             65

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS.

      Throughout this Annual Report, Westminster Capital, Inc. (the "Corporation" or "Westminster") makes forward-looking statements regarding various aspects of its business and affairs, including statements in Item 1 - "Business" regarding business strategy; statements in Item 3 -"Legal Proceedings" regarding the merits of claims and defenses in litigation; and statements in Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations" about cash needs of the Corporation. The words "expect," "estimate," "believe" and similar expressions and variations are intended to identify forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. For example, actual results could differ materially from those discussed in the forward-looking statements. Statements about future earnings and revenues and the adequacy of cash resources for future needs are uncertain because of the unpredictability of future events affecting such statements. All statements about the adequacy of real estate collateral involve predictions as to what a buyer will be willing to pay for the property in the future, which cannot be known with certainty. Readers are cautioned not to put undue reliance on such forward-looking statements. The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

ITEM 1. BUSINESS

INTRODUCTION

      We are a diversified holding company operating in four business segments:
(i) point-of-purchase display and packaging, (ii) audio-visual equipment rental and sales, (iii) group purchasing services and (iv) finance and secured lending. Our strategy is to acquire a majority or one hundred percent interests in operating businesses, which we believe have growth potential through internal growth or through further acquisition.

      Westminster is a Delaware corporation formed in 1959. Our executive offices are located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212 and our telephone number is (310) 278-1930.

BUSINESS SEGMENTS

Point-of-Purchase Display and Packaging

One Source

      Our point-of-purchase display and packaging business operates through One Source Industries, L.L.C. ("One Source"). One Source serves consumer manufacturers seeking display and packaging solutions that meet requirements of mass merchandisers and specialty retailers. One Source designs, packs and ships clamshell packaging for products ranging from sunglasses to ink jet cartridges. One Source also designs, fabricates, assembles and fulfills point-of-purchase displays for products ranging from computer software to toys. One Source offers attractive and cost effective solutions to complex packaging and promotional needs, combining interrelated disciplines of artistic and structural design, display construction and final production, to provide clamshell packaging and point-of-purchase displays that offer high impact visual presentation but are easy to assemble, durable and stable.

      One Source's business is affected by seasonal demand. Clamshell packaging serves manufacturers whose products are sold year-round but experience sales increases during the Christmas holiday season. Point-of-purchase displays are customarily used by consumer product manufacturers for promotional sales that are tied to special events, co-marketing with entertainment releases or holiday periods, particularly the Christmas season. Sales of displays are, therefore, seasonal in nature with the greatest sales activity falling in the third quarter of the calendar year. One Source does approximately 63% of its current business with three customers. A loss of any one of these customers would negatively impact future revenues and profitability. Management of One Source is focused on diversifying both its customer base and the consumer product lines it packages so as to reduce seasonality and dependence on a few customers.

      One Source sells its principal products in a highly competitive market and one that is comprised of many participants. Although no single company is dominant, One Source does face significant competition in each of the consumer product segments it serves. One Source's competitors include large vertically integrated companies as well as numerous smaller companies. In the clamshell business, One Source is aware of a substantial clamshell competitor based in Southern California. The market in which One Source competes has historically been sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. Other competitive factors include design, quality and service, with varying emphasis depending on product line.

      One Source was founded in 1985 as One Source Industries, Inc., converted to the current business entity in 1998 and became an 80% owned subsidiary of the Corporation in January 1999. One Source is headquartered in Irvine, California, has a sales office in Bentonville Arkansas and has production and fulfillment facilities in Memphis, Tennessee.

Equipment Rental and Sales

Matrix Visual Solutions

      Logic Technology Group, Inc., dba Matrix Visual Solutions ("Matrix") rents and sells a wide range of audio-visual equipment and provides related presentation services. Matrix offers high-quality, state-of-the-art audio and visual equipment and technical support to provide presentation services for entertainment, corporate and educational events, trade show exhibitions and hotel and hospitality venues. Matrix' principal business is renting equipment which contributed approximately 73% of Matrix' revenue for the year ended December 31, 2000. Approximately 60% of Matrix' rental revenue came from sub-rental of equipment to other rental and presentation companies. The balance of Matrix' rental revenues came from rental and technical support to end-users for staged events, trade show exhibitions and corporate events. In addition, Matrix sells both new and used audio-visual equipment and for the year ended December 31, 2000, sales represented 27% of revenues. Matrix does not maintain an inventory of new equipment for sale and only sells new equipment when a customer indicates that it wishes to purchase rather than rent. Matrix sells used equipment as a method of disposing of rental equipment it no longer needs. Gross margins on the rental of equipment are typically substantially greater than gross margins on the sale of equipment.

      The audio-visual rental and presentation services business is seasonal in nature, fluctuating with the annual calendar of trade shows, corporate meetings and similar events. These events are generally held in the periods from February through June and August through mid-November. Matrix rents to a diversified customer base and does not depend on any single customer for more than 10% of its revenues. In the opinion of management of Matrix, the industry continues to grow, reflecting an increasing trend among businesses toward outsourcing of meetings, events, training and communications.

      Matrix has not been able to obtain reliable data with respect to the size of the audio-visual rental market or the number and size of its competitors. Competitive factors in the end-user market include breadth and quality of equipment, quality of technical support, price and geographic reach. Matrix is aware of a number of competitors that have greater inventory, more technical support and broader geographic reach than it has. However, in the experience of management of Matrix, the business appears to be highly fragmented with no one participant or small number of participants dominant in the end-user market. Competition is generally greater among firms that specialize in sub-rental of equipment within a regional market and that competition is generally based on price. As a result, increased competition has caused downward pressure on sub-rental margins. Management of Matrix believes that it competes effectively in the geographic markets it serves in the sub-rental market.

      Matrix began operations in 1997. Westminster acquired a 68% interest in Matrix in November 1999. Matrix is based in Santa Ana, California with branch locations in Dallas, Las Vegas, San Francisco and San Diego. Each facility houses a wide variety of audio-visual equipment including digital projectors, screens, plasma displays, microphones, speakers and related presentation equipment.

Group Purchasing Services

      We have two businesses that offer group purchasing services. Westland Associates, Inc. ("Westland") provides group purchasing of goods and services for new car dealers. Physician Advantage, L.L.C. ("Physician Advantage") provides group purchasing of medical, surgical, pharmaceutical and office equipment and supplies to health care providers including physicians, surgical centers and other alternate care facilities.

Westland

      Westland offers group purchasing benefits to car dealerships that enroll as members with Westland. Westland serves its dealer-members by introducing them to pre-approved vendors offering a wide spectrum of products and services needed to operate an auto dealership at the lowest possible prices. Dealers place orders directly with the vendors or by contacting Westland personnel who then forward orders to the appropriate vendors. Vendors ship products directly to the dealers and bill Westland. Westland consolidates multiple vendor invoices for a dealer into a single invoice and submits it to the dealer. Dealers make payments to Westland and Westland pays the vendors.

      Westland's revenues are derived from product margins, markups on service contracts and membership fees. Margins and markups vary by product and are typically higher for Westland brands. Membership fees consist of an enrollment fee and monthly fees.

      Current dealer-members are located primarily in the western U.S. In March 2001, in an effort to grow its business, Westland entered into a strategic relationship with Autobytel, Inc., a company that provides new car dealers with sales leads, to offer membership in Westland's group purchasing program to the 2000 dealers throughout the U.S. currently served by Autobytel, in exchange for a share of the gross profits generated from sales to those dealers.

      Westland offers products and services from over 70 vendors. These vendors include major national companies, as well as regional suppliers. Westland selects its vendors based upon product suitability, quality, dealer support and satisfaction and price. Westland continuously surveys its members to determine satisfaction with existing vendors and to assess the need for new products or services to meet the changing demands of dealer-members.

      To Westland's knowledge, there is no other group purchasing organization that competes in the regions where Westland concentrates its marketing efforts or on a national level. State associations of dealers do provide group purchasing strength for certain items, particularly business forms. There are also large dealership groups under common ownership that consolidate portions of their purchasing. In Westland's experience, none of these competitors provide a significant level of competition. The most significant challenge to the growth of Westland's business is marketing the program to new geographic regions cost effectively, given the small gross margins Westland earns from the sale of products. Strategic marketing relationships, such as the newly established relationship with Autobytel, permit Westland to overcome this limitation.

      Westland was established in 1954 by a group of new car dealers in Southern California. Westminster acquired 100% of the common stock of Westland in 1997. The company is headquartered in Anaheim, California.

Physician Advantage

      Physician Advantage offers group-purchasing services to physicians and alternate care facilities for medical, surgical and pharmaceutical supplies they use in their practices. Hospitals have purchased supplies through group purchasing organizations for many years, but similar opportunities have not been available to physicians or alternate care facilities. Through strategic relationships with group purchasing organizations serving hospitals, Physician Advantage has arranged for group purchasing pricing for physicians and alternate care facilities. Physician Advantage maintains no inventory but has arranged for distribution and billing through distributors currently supplying physicians and alternate care facilities. Physician Advantage markets its program to physicians and alternate care facilities, administers registration in the program and tracks transactions between its members and the distributors. Physician Advantage does not charge a fee to participate in the program. It derives its revenue by sharing with the group purchasing organizations in rebates paid by the distributors based on the purchase volume of members. "Physicians' Advantage" is a registered service mark.

      Physician Advantage administers one group purchasing program with a hospital chain that owns a group purchasing organization. The program is offered to physicians associated with the hospital chain. In this program, participating physicians place orders through distributors selected by the hospital chain. Physician Advantage provides customer relations management and shares with the hospital chain in rebates from the distributors. During 2000, Physician Advantage established a second group purchasing program available to physicians and alternate care facilities not associated with the hospital chain. To accomplish this, Physician Advantage established relationships with a second group purchasing organization and additional distributors and identified the new program as "PhyBuy." Participants in this program can place orders online using the Company's website, "PhyBuy.com," by fax directed to Physician Advantage, or by phone directly with a customer service representative at Physician Advantage. Revenues to PhyBuy result from rebates and other transaction fees paid by the distributors, which total approximately 5% of sales revenue to PhyBuy members.

      The sale of medical, surgical and pharmaceutical products to healthcare professionals is intensely competitive and rapidly evolving. Physician Advantage competes with other intermediaries with business models similar to the company's, including Internet based selling organizations and traditional distributors, including the distributors that the company depends on for distribution to its customers. Since most of the medical, surgical and pharmaceutical products purchased by healthcare professionals are well-identified brands, competition is generally based upon service and price. Management of Physician Advantage believes that it is one of the few companies currently offering discounted pricing based upon the group-purchasing model as a principal competitive advantage. However, because Physician Advantage operates on a gross margin that is a small percentage of sales volume, the company cannot support an in-field sales force and, therefore, relies on telemarketing and its website to promote and administer its program. By contrast, most distributors with which it competes have sales forces that regularly visit physician offices and alternate care facilities and offer greater service.

      During the year ended December 31, 2000, we recorded a permanent impairment write-down of the goodwill related to this business. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

      The business was established in September 1996 by Access Managed Care, Inc. That company was acquired by Physician Advantage as a wholly owned subsidiary in November 1997. The Corporation provided financing to Physician Advantage commencing in November 1997 and converted a portion of that debt to a 70% equity ownership interest in May 1999.

Finance and Secured Lending

      Our financing activities include secured loans and equity investments. We generally make loans that mature in twenty-four months or less. Collateral for loans may include real and personal property. We also invest in securities-available-for-sale and limited partnerships that invest in securities.

Loans

      The Corporation originates and, from time to time, purchases loans that are generally secured by real estate, personal property or other collateral. In connection with each loan proposal, we consider the value and quality of the real estate or other collateral available to secure the loan compared to the loan amount requested, the borrower's source of repayment, the proposed interest rate and repayment terms and the credit-worthiness of the borrower. We generally hold originated or purchased loans in our portfolio until maturity or earlier payoff.

      At December 31, 2000, outstanding loans consisted of loans secured by trust deeds or mortgages in the principal amount of $5,223,500. The amount owed at December 31, 2000 is comprised of two loans, one in the principal amount of $4,218,500, which is currently in default and one in the original principal amount of $1,050,000, which is being repaid pursuant to a recent settlement agreement (see Item 3 - Legal Proceedings for a description of the current status of these loans).

Cash and securities available-for-sale

      We hold significant investments in cash and securities available-for-sale. These securities consist principally of U.S. Government and Agency securities, but also include investments in commercial paper, publicly traded common and preferred stocks, warrants, and convertible debentures. Assets identified as "cash and cash equivalents" consist principally of short-term top-tier investment grade commercial paper. We do not actively engage in investing in equity securities, but we may from time to time make investments when opportunities arise that are consistent with our business objectives. Certain of the equity securities owned by us were received as additional consideration for loans made by the Corporation.

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

Other investments

      We hold several other investments in privately owned development or early stage companies. Such individual investments typically do not exceed $250,000, and represent less than 20% ownership of any such entity.

EMPLOYEES

      As of December 31, 2000, we employed one hundred and thirteen salaried employees. Three of the Corporation's employees are executive officers of Westminster.

Employee distribution by industry segment is as follows:

                                                                    Number
      Segment                                                       of employees
      Finance and lending                                                5
      Group purchasing services                                         16
      Point-of-purchasing display and packaging                         23
      Equipment rental and sales                                        69

ITEM 2. PROPERTIES

      Our executive offices are located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212, telephone (310) 278-1930. This office consisting of 2,902 square feet of space is leased for a five-year term ending in October 2002.

      Point-of-purchasing display and packaging - One Source, our point-of-purchase display and packaging segment, has its corporate headquarters at 15215 Alton Parkway, Suite 100, Irvine, California 92618. This office space consisting of 6,805 square feet is located in a light industrial/office park and also serves as a sales office and design center. This lease expires in January 2005. A pack-out facility of 52,870 square feet of manufacturing and warehouse space located in Olive Branch, Mississippi, adjacent to Memphis, Tennessee, is leased through December 2001. One Source maintains a sales office in Bentonville, Arkansas.

      Equipment rental and sales - Matrix, our equipment rental and sales segment, has its corporate office at 2915 S. Daimler Street, Santa Ana, California 92705. The space, which totals 11,000 square feet, also serves as the main warehouse. The lease expires in June 2001. The Company also has branch offices that serve as sales and warehouse facilities in San Francisco, San Diego, Las Vegas, Nevada and Dallas, Texas. These facilities range in size from 1,625 to 9,818 square feet.

      Group purchasing services - Westland is headquartered in leased office space of 3,528 square feet in a business park located at 2121 Towne Centre Place, Suite 110, Anaheim, California 92806, pursuant to a five-year lease expiring in March 2003. Physician Advantage leases 3,310 square feet of space in a multi-story office building located at 16633 Ventura Boulevard, Suite 711, Encino, California 91436, pursuant to a lease expiring in August 2003.

      Finance and secured lending - Our executive offices described above also serve as the business location for all finance and lending activities.

      We believe our facilities, taken as a whole, are well maintained and are adequate for our current and foreseeable business needs.

ITEM 3. LEGAL PROCEEDINGS

      Westminster Capital, Inc. v. Susan Wagner Trenham. In November 1996, Westminster made a loan of $1,050,000 to a borrower and took as security for the loan a mortgage on certain real property, title to which was held by a trust of which the borrower was trustee. On October 9, 1997, we commenced foreclosure proceedings on the collateral in the Court of Common Pleas, County of Berkeley, South Carolina, in the above captioned action, seeking to sell the collateral and apply the proceeds of sale to pay the principal and unpaid interest on the loan. In January, 1998, in an action captioned "Joseph Read, et. al. v. Susan Trenham, et. al.," certain beneficiaries of the trust that holds title to the collateral filed certain motions and actions seeking to prevent the foreclosure, alleging that Westminster acted improperly in lending money to the borrower and accepting as security real property owned by the trust. Westminster agreed to allow the beneficiaries to intervene in the foreclosure action in exchange for the beneficiaries' agreement to dismiss the separate case filed by them and to submit to the jurisdiction of the court hearing the foreclosure case. On January 29, 1999, the court hearing the foreclosure action acted upon certain motions filed by the parties and denied the borrower's motion to set aside the default previously entered against her, denied the beneficiaries' motion for a jury trial and denied Westminster's motion for summary judgment.

      In September, 2000, Westminster, the borrower and the beneficiaries entered into a Mutual Settlement Agreement pursuant to which the borrower and the beneficiaries agreed to sell as much of the real property securing the loan held by Westminster as may be necessary to pay Westminster the sum of $1,250,000 plus interest at the rate of 8 3/4% per annum accruing for the period from November 30, 2000, until the settlement amount is paid in full. The Mutual Settlement Agreement additionally provides that if the settlement amount is not paid in full by June 1, 2001, or if there are not pending sales contracts on that date that upon closing will pay the settlement amount in full, then the balance of the real property will be sold at public auction under the direction of the Court of Common Pleas, County of Berkeley, South Carolina and the auction proceeds applied to pay the settlement amount.

      Westminster Capital, Inc. v. Richard Rackemann, et. al. The debtor on a loan in the principal amount of $4,218,500, made by Westminster in December 1999, defaulted in the payment of monthly interest installments on November 1, 2000. The loan is secured by collateral consisting of a first deed of trust on real property, a pledge of stock and a personal guarantee. Under California law in order to pursue all of the collateral, Westminster must proceed against the debtor through a judicial foreclosure proceeding. In order to do so, Westminster declared the loan in default in November 2000, filed a Notice of Default under California law, and in December 2000 filed the above captioned action seeking judicial foreclosure of the collateral. Westminster intends to vigorously pursue these proceedings to foreclose on the real property and other collateral and, if necessary, to recover on the guarantee.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE

EXECUTIVE OFFICERS OF REGISTRANT

      Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in Part I of the Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2001.

      The following table sets forth certain information with respect to the executive officers of the Corporation:

        Name                         Age             Position
        ----                         ---             --------
        William Belzberg             68              Chairman of the Board
                                                     Chief Executive Officer

        Keenan Behrle                58              Executive Vice President

        Rui Guimarais                40              Chief Financial Officer

      An officer may have their term of office terminated at any time by the Board of Directors.

      Mr. William Belzberg has served as Chairman of the Board of Directors of the Corporation since 1977. Mr. Belzberg was also President and Chief Executive Officer of the Corporation in 1987 and 1988 and has served as Chief Executive Officer since September 1990.

      Mr. Keenan Behrle has served as Executive Vice President of the Corporation since February 1997. He also served as Chief Financial Officer of the Corporation from February 1997 until May 2000. From November 1993 to February 1997, Mr. Behrle was engaged in real estate development activities for his own account. From 1991 to November 1993, Mr. Behrle was President and Chief Executive Officer of Metropolitan Development, Inc., a real estate development company located in Los Angeles, California. Mr. Behrle has been a director of the Corporation since 1985.

      Mr. Rui Guimarais has served as Chief Financial Officer of the Corporation since May 2000. From May 1998 until May 2000 he served as Vice President - Finance. From February 1993 until he joined the Corporation, Mr. Guimarais was a Vice President at Showscan Entertainment, Inc. ("Showscan"), a public company. Mr. Guimarais held several management positions at Showscan including Vice President of Film and Theatre Operations and Financial Controller and Director of Theatre Operations. Mr. Guimarais is a Certified Public Accountant and Chartered Accountant (South Africa).

                                     PART II

ITEM 5. MARKET FOR THE CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      The principal market for our common stock is the American Stock Exchange under the symbol "WI." Our common stock is also traded on the Pacific Stock Exchange under the symbol "WI." The high and low market prices for Westminster's Common Stock, as reported in the consolidated transaction reporting system, are set forth below:

               Fiscal Quarters                       High              Low
               ---------------                       ----              ---
               2000
               Fourth Quarter                        $ 2.27           $ 1.88
               Third Quarter                           2.81             2.06
               Second Quarter                          3.00             2.13
               First Quarter                           3.38             2.50

               1999
               Fourth Quarter                        $ 3.25           $ 2.75
               Third Quarter                           3.63             2.75
               Second Quarter                          3.31             2.63
               First Quarter                           2.81             2.63

      Westminster had 892 holders of record of its common stock as of February 28, 2001.

      We have not paid cash dividends since 1989, and do not presently anticipate the declaration of cash dividends in the near future, as we intend to retain all excess cash, if any, resulting from our various operations for future acquisitions and investments.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                  (dollars in thousands except per share data)

                                           2000         1999         1998         1997        1996
                                          -------      -------      -------      -------      -------
      FINANCIAL DATA:
      Total assets                        $53,219      $51,140      $42,597      $34,870      $33,212
         Cash and cash equivalents          6,227        1,406          291        1,738        2,310
         Accounts receivable, net           4,305        3,565          660        1,002          225
         Loans receivable, net              5,224        5,744        9,783        7,081        4,636
         Securities available-
           for-sale                        17,330       21,677       25,982       17,655       22,502
         Property and equipment, net        5,763        3,397          147          710           48
         Goodwill, net                      9,513       11,027          788          881          278
         Total liabilities                 11,362       17,163       10,750        8,902        7,745
         Shareholders' equity              41,857       33,977       31,847       25,968       25,467
                                          ===========================================================

      EARNINGS DATA:
      Total revenues                      $28,278      $19,066      $11,714      $ 4,013      $ 3,706
      Sales to packaging customers         14,043       11,808           --           --           --
      Equipment rental and sales           10,055          601           --           --           --
      Group purchasing revenues             1,568        1,184        1,034          172           --
      Interest income                       1,989        2,313        2,502        2,026        2,228
      Income from continuing
        operations                          6,296        2,325        5,663        1,323        1,486
      Net income                            6,989        2,323        5,827        1,371        1,571
                                          ===========================================================

      PER SHARE DATA:
      Income from continuing
        operations (basic)                $   .78      $   .30      $   .72      $   .17      $   .19
      Income from continuing
        operations (diluted)              $   .78      $   .29      $   .71      $   .17      $   .19
      Book value per share
        (end of period)                   $  5.15      $  4.34      $  4.06      $  3.31      $  3.25
      Weighted average diluted
        shares outstanding                  8,057        7,952        7,928        7,866        7,822
                                          ===========================================================

Prior year revenues have been restated in accordance with new accounting standards. See Note 1 of Notes to Consolidated Financial Statements.

During 2000, we sold Global Telecommunications. Accordingly, we have restated the results of operations to reflect this discontinued operation. See Note 3 of Notes to Consolidated Financial Statements.

See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," for details regarding acquisitions.

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

      "Item 1 - Business" describes the four segments that comprise our business activities and subsidiary companies through which we operate in certain of those segments. At December 31, 2000, our principal assets identified by those segments consisted of the following:

Point-of-purchase display and packaging - One Source's assets include accounts receivable from customers, machinery and equipment, office furniture and equipment and other assets, including cash.

Equipment rental and sales - Matrix' assets include accounts receivable from customers, presentation equipment held for rental, delivery vehicles, office furniture and equipment and other assets, including cash.

Group purchasing - Group purchasing assets of Westland and Physician Advantage include accounts receivable from customers, office furniture and equipment and other assets, including cash.

Finance and secured lending - Assets include securities available-for-sale; loans which are generally secured by real estate, personal property or other collateral; limited partnerships that invest in securities; other investments; and cash and cash equivalents.

SEGMENT REPORTING AND EBITDA PRESENTATION

      Revenues, operating profits and other financial data of our industry segments for the three years ended December 31, 2000, are set forth in Note 11 of Notes to Consolidated Financial Statements.

      The contributions to consolidated revenues and consolidated EBITDA, including percentage contributions, by each of our industry segments, are summarized below. We define EBITDA as earnings before interest, income taxes, depreciation and amortization. Since all companies do not calculate EBITDA or similarly titled financial measures in the same manner, such disclosures may not be comparable with EBITDA as we define it. EBITDA should not be considered as an alternative to net income or loss as an indicator of our operating performance, or as an alternative to cash flow as a measure of liquidity or ability to repay debt, and is not a measure of performance or financial condition under generally accepted accounting principles in the United States. However, EBITDA does provide additional information for evaluating our ability to meet our obligations.

      EBITDA is computed on a basis different from cash flows in accordance with generally accepted accounting principles. Cash flows in accordance with generally accepted accounting principles consist of cash flows from (i) operating, (ii) investing and (iii) financing activities. Cash flows from operating activities reflect net income or loss (including charges for interest and taxes not included in EBITDA) adjusted for (i) all non-cash charges or credits (including, but not limited to depreciation and amortization) and (ii) changes in operating assets and liabilities (not reflected in EBITDA). For information regarding our historical cash flows, see the Consolidated Statements of Cash Flows included elsewhere herein. Our historical results of operations are discussed below.

      For the year ended December 31, 2000, we generated revenues of $28,278,000 and EBITDA of $3,372,000 before minority interests. Revenues and EBITDA before minority interests by operating segment, including percentages contributed to total, are listed below (dollars in thousands):

      SEGMENT                                     REVENUES           %       EBITDA             %
      --------------------------------------------------------------------------------------------
      Point-of-Purchase display and packaging      $14,043           50      $ 1,541            46
      Equipment rental and sales                    10,055           35        1,359            40
      Group purchasing                               1,568            6         (844)          (25)
      Finance and secured lending                    2,612            9        1,316            39

PRESENTATION OF FINANCIAL INFORMATION

      On January 31, 2000, we sold Global Telecommunications. The disposition of this business has been treated as a "discontinued operation" in accordance with accounting principles generally accepted in the United States. The results of this transaction are discussed under "discontinued operations" below.

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

      The results of operations also reflect the conversion on January 1, 1999, of our loan into a 50% equity interest in Touch Controls. In accordance with accounting principles generally accepted in the United States, the results of Touch Controls are included in income using the equity method of accounting, in accordance with which income or loss is recognized in the Consolidated Statements of Operations based on our proportionate share of Touch Control's income or loss.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). In July 2000, the Emerging Issues Task Force issued EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." SAB 101 and EITF 99-19 provide guidance on applying accounting principles generally accepted in the United States of America to revenue recognition issues in financial statements. We have evaluated the provisions of SAB 101 and EITF 99-19 and have amended our revenue recognition policy for Westland pursuant to EITF 99-19. Accordingly, Westland's revenues are now reported on a net basis and are included in "group purchasing revenues" compared to previous reporting as "gross sales to auto dealers" and "cost of sales from sales to auto dealers." This change in reporting has been applied retroactively for all periods presented in the financial statements in this Form 10K, and results in a reduction in aggregate revenues reported by Westland for such periods. There is no impact to net income or earnings per share as a result of this change in revenue recognition policy.

RESULTS OF OPERATIONS

For the Years Ended December 31, 2000 and 1999

Revenues

      Our revenues increased by $9,212,000 or 48% from $19,066,000 in 1999 to $28,278,000 in 2000. The most significant contributors to this increase were:

      o Equipment rental and sales revenues of $10,055,000 in 2000, the first full year that we owned Matrix, as compared to $601,000 in 1999.

      o     An increase of $2,235,000 in sales to packaging customers over 1999.

      o A gain of $450,000 from disposition of an investment (included in "other income").

      o Earnings from our equity interest in Touch Controls of $299,000 in 2000, compared to a loss of $130,000 in 1999.

      Significant countervailing impacts to comparative revenues resulted from:

      o     Loan fees of $127,000 earned in 2000 compared to $1,484,000 in 1999.

      o Losses from the sale of securities available-for-sale of $73,000 in 2000 compared to gains of $602,000 in 1999.

      o Unrealized losses from partnerships that invest in securities of $195,000 in 2000 compared to gains of $838,000 in 1999.

      Revenues of One Source, reported under "Sales to packaging customers" in the Consolidated Statements of Operations, were $14,043,000 in 2000 compared to $11,808,000 in 1999. This increase in revenues was attributable to the net addition of new customers and increased sales to key existing customers.

      Revenues of Matrix, reported under "Equipment rental and sales" in the Consolidated Statements of Operations, reflect twelve months of operations in 2000 versus a period of six weeks in 1999. On a seasonally adjusted and annualized basis, revenues increased by approximately 60% compared to 1999. The increase in revenues reflects the growth in the business due to expanded sales efforts, including increased sales staff and the expansion of newly established staging and trade show product lines.

      Revenues of Westland represented by gross sales less cost of sales, reported on a net basis under "group purchasing revenues" in the Consolidated Statements of Operations, were $1,011,000 in 2000 compared to $907,000 in 1999. This increase in revenues of $104,000 or 11.5% was mainly attributable to expanded product offerings through new and existing vendor relationships. Gross sales of products and services to member-dealers were $15,987,000 in 2000 as compared to $14,235,000 in 1999, representing an increase of 12.3%.

      Revenues of Physician Advantage, reported under "group purchasing revenues" in the Consolidated Statements of Operations, were $557,000 compared to $277,000 for the period from May 18, 1999 (acquisition date) to December 31, 1999. On an annualized basis, revenues increased by approximately 26% due to increased sales to physicians resulting in increased commissions earned from third party distributors.

      Interest on securities available-for-sale and money market funds was $1,256,000 in 2000 compared to $1,276,000 during 1999 due to a decrease in average securities available-for-sale in the current year. We earned approximately 5.39% on invested funds in 2000 compared to 5.17% in 1999.

      In 2000, we recorded unrealized net losses on limited partnerships that invest in securities of $195,000 compared to unrealized net gains of $838,000 for 1999. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting. The net loss for 2000 includes a permanent impairment write-down of $144,000 on a limited partnership investment.

      Interest on loans was $733,000 in 2000 compared to $1,037,000 in 1999, due to a decrease in average loans outstanding in the current year.

Gross Profit

      We calculate gross profit as total revenues less cost of sales, which includes depreciation and amortization related to sales. Gross profit was $13,386,000 in 2000 compared to $11,186,000 in 1999. Depreciation and amortization included in cost of sales was $962,000 in 2000 and $68,000 in 1999.

      Gross profit generated by One Source was $4,942,000 in 2000, compared to $4,179,000 in 1999. Cost of sales for this segment of $9,101,000 for 2000 and $7,629,000 for 1999 is included under the caption "cost of sales" and includes depreciation of $69,000 and $27,000 for 2000 and 1999, respectively. The gross profit as a percentage of revenues decreased slightly from 35.4% to 35.2% compared to 1999, due mainly to increases in material costs and allocated overhead for both the clamshell and point-of- purchase product lines.

      Gross profit generated by Matrix was $4,264,000 in 2000, compared to $350,000 in 1999. Cost of sales for this segment of $5,791,000 for 2000 and $251,000 for 1999 is included under the caption "cost of sales" and includes depreciation of $893,000 and $41,000 for 2000 and 1999, respectively.

      Group purchasing revenues of $1,568,000, representing revenues of $1,011,000 and $557,000 generated by Westland and Physician Advantage, respectively, are net revenues earned from group purchasing activities, and, as such, represent the gross profits earned by these entities.

      Finance and secured lending revenues represent net revenues and, as such, represent the gross profit earned from this segment.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased by $4,847,000, from $6,129,000 for 1999 to $10,976,000 for 2000. This increase is net of a decrease in accrued expenses related to the reversal of deferred taxes in connection with legal settlement revenues received in prior years in the amount of $1,123,000. Excluding this amount, selling, general and administrative expenses increased by $5,970,000 in 2000. This increase resulted in part from selling, general and administrative expenses of $3,798,000 and $1,338,000 attributable to Matrix and Physician Advantage, respectively. Matrix was acquired in November 1999 and Physician Advantage was acquired in May 1999. Matrix and Physician Advantage had selling, general and administrative expenses of $121,000 and $647,000, respectively, for 1999.

      Selling, general and administrative expenses for One Source were $3,470,000 for 2000, compared to $2,289,000 for 1999. This increase is attributable to business expansion initiatives, including compensation for additional staff, expenses attributable to the opening and operation of a new sales office, expenses incurred in connection with the relocation and expansion of the corporate headquarters and expenses incurred to develop a new packaging product.

      Selling, general and administrative expenses for the finance and secured lending segment were $2,419,000 for 2000 before reversal of accrued expenses described above, compared to $1,809,000 in 1999. This increase relates mainly to increases in business consulting expenses, legal expenses and settlement costs of several small lawsuits.

      Increases in selling, general and administrative expenses were offset by a reduction of $189,000 at Westland, where selling, general and administrative expenses were $1,074,000 for 2000, compared to $1,263,000 for 1999, due to the benefit of various cost saving initiatives.

Depreciation and Amortization

      Depreciation and amortization increased from $593,000 for 1999 to $2,255,000 for 2000. The increase is related to increased amortization of purchased goodwill and includes a one-time charge of $1,360,000, representing a permanent impairment write-down of Physician Advantage's goodwill. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

Income Tax

      An income tax benefit of $6,594,000 was recorded for 2000. This benefit includes a year to date reversal of $6,699,000 in deferred tax liabilities related to a previously established liability for deferred taxes on legal settlement revenues, see Note 14 of Notes to Consolidated Financial Statements, and an income tax provision of $105,000 on year-to-date losses before taxes of $105,000. For 1999 an income tax provision of $1,843,000 was recorded, representing a 41.8% effective tax rate. The current year reflects a higher effective tax rate due to an increase in permanent differences between book income and taxable income resulting from non-deductible goodwill.

Minority Interests

      The minority interests in net income decreased from $237,000 for 1999 to $193,000 for 2000. The net decrease is represented by lower net income attributable to the minority shareholder of One Source of $58,000, partially offset by an increase in the share of net income attributable to Matrix' minority shareholder of $14,000.

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

Discontinued Operations

      On January 31, 2000, we sold Global Telecommunications and recorded a gain from this sale of $693,000, net of income taxes of $461,000, as discussed in
Note 3 of Notes to Consolidated Financial Statements. No income or loss was recorded from this discontinued operation in the current year.

Net Income

      Net income for 2000 was $6,989,000, as compared to $2,323,000 for 1999. Basic earnings per share were $0.87 in 2000 versus $0.30 in 1999. Basic earnings per share from continuing operations were $0.78 in 2000 versus $0.30 in 1999.

For the Years Ended December 31, 1999 and 1998

Revenues

      Our revenues increased by $7,352,000 or 63% from $11,714,000 in 1998 to $19,066,000 in 1999. The increase in revenues was due to several factors, the most significant being:

      o Acquisitions in 1999 added $12,686,000 to revenues comprised of $11,808,000 from One Source, $277,000 from Physician Advantage and $601,000 from Matrix.

      o     Loan fee income increased by $1,435,000.

      o Unrealized gains on limited partnerships that invest in securities increased by $1,137,000.

      o Gains on the sale of securities available-for-sale increased by $536,000.

      Significant countervailing impacts to comparative revenues resulted from:

      o The gain from the sale of our equity interest in Pink Dot of $5,887,000 in 1998.

      o Interest on a one-time franchise tax board settlement of $2,644,000 in 1998.

      Revenues of Westland represented by gross sales less cost of sales (reported on a net basis under "group purchasing revenues" in the Consolidated Statement of Operations) were

$907,000 for 1999 compared to $1,034,000 for 1998, representing a decline of 12.3%. Gross sales of products and services to dealers during the year were $14,235,000 in 1999 as compared to $18,851,000 for 1998, representing a decrease of 24.5%. Commissions from sales to auto dealers for 1999 compared to 1998 decreased by a lesser percentage than the decrease in sales, due to a focus on higher margin product lines and the loss of a product line that produced significant revenues but lower margins than the overall average.

      Interest on loans decreased to $1,037,000 in 1999 from $1,167,000 in 1998, due to the decrease in average loans outstanding. Interest on securities available-for-sale and money market funds was $1,276,000 in 1999 compared to $1,335,000 in 1998 due to the lower average invested funds during 1999.

      Loan fee revenue was $1,484,000 in 1999 compared to $49,000 in 1998. In 1999, loan fees were realized from an equity participation in the sale of property securing a loan originated during 1997, which was paid off during 1999.

      In 1999, we recorded unrealized gains from limited partnerships that invest in securities of $838,000, as compared to unrealized losses of $299,000 in 1998.

      During 1999 we realized net gains of $602,000 from the sale of securities compared to gains of $66,000 in 1998. The gain for 1999 was partially offset by a $245,000 permanent impairment write-down on an investment security.

      Lawsuit settlement recoveries, net of court directed attorney's fees, in the class action lawsuit against Drexel Burnham Lambert, Inc. were $192,000 in 1999 compared to $52,000 in 1998.

Gross Profit

      We calculate gross profit as total revenues less cost of sales, which includes depreciation and amortization related to sales. Gross Profit was $11,186,000 in 1999 compared to $11,714,000 in 1998. Depreciation and amortization included in cost of sales was $68,000 in 1999 and $0 in 1998.

      One Source generated gross profit before operating expenses of $4,179,000 for the period January 11, 1999 (date of acquisition) through December 31, 1999. Cost of sales for this segment of $7,629,000 for 1999 is included under the caption "cost of sales" and includes depreciation of $27,000.

      Gross profit generated by Matrix was $350,000, for the period November 22, 1999 (date of acquisition) through December 31, 1999. Cost of sales for this segment of $251,000 for 1999 is included under the caption "cost of sales" and includes depreciation of $41,000.

      Group purchasing revenues of $1,184,000 representing revenues of $907,000 and $277,000 generated by Westland and Physician Advantage, respectively, are net revenues and as such, represent the gross profit earned by these entities for 1999.

      Finance and secured lending revenues represent net revenues earned and as such, represent the gross profit earned from this segment.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased $2,080,000 from $4,049,000 in 1998 to $6,129,000 in 1999. This increase resulted from selling, general and administrative expenses of $2,289,000, $647,000, and $121,000 attributable to One Source, Physician Advantage and Matrix, respectively, in 1999, which were offset by reductions in general and administrative expenses for finance and secured lending of $620,000 and for Westland of $357,000.

Depreciation and Amortization

      Depreciation and amortization increased from ($9,000) (accretion) in 1998 to $593,000 in 1999. The increase is attributable to depreciation and amortization of $403,000 related to the amortization of goodwill on acquisitions made in 1999, with the balance comprised of depreciation and amortization on operating assets related to 1999 acquisitions.

Income Tax

      An income tax provision of $1,843,000 was recorded for 1999. This provision represents a combined federal and state effective tax rate of 41.8%. In 1998, an income tax provision of $2,002,000 was recorded, representing a 26% effective tax rate. The difference between the tax provision recorded and the amount based on statutory rates for 1998 was primarily due to a $1,686,000 tax refund received from the California Franchise Tax Board which was recorded as a reduction to the income tax provision.

Minority Interests

      The minority interests in net income increased by $237,000, all related to the minority interests in the net income of the subsidiaries acquired during 1999.

Net Income

      Net income for 1999 was $2,323,000, as compared to $5,827,000 for 1998. Basic earnings per share were $0.30 in 1999 versus $0.74 in 1998. Basic earnings per share from continuing operations were $0.30 in 1999 versus $0.72 in 1998.

FINANCIAL CONDITION

LOANS RECEIVABLE AND PAST DUE LOANS

      Loan originations occur as opportunities arise which management believes to be attractive after considering the proposed term, including yield, duration, collateral coverage and credit-worthiness of the borrower. We did not originate any new loans during 2000.

      The Corporation's loans receivable at December 31, 2000 were $5,224,000, as compared to $5,744,000 at December 31, 1999. During 2000, we received a pay-off of one loan, we reached a settlement agreement for the repayment of a loan previously in default, and we commenced foreclosure proceedings on a loan that went into default in November 2000.

      At December 31, 1999, a loan secured by a mortgage of $1,025,000 was in default. The loan was originated in 1996 and was originally due in 1998. We commenced foreclosure proceedings in October 1997 on this loan. In September 2000, we entered into a Mutual Settlement Agreement pursuant to which the borrower and the beneficiaries agreed to sell as much of the real property securing this loan as may be necessary to pay us $1,250,000, an amount which we believe to be sufficient to recover the principal and accrued interest of $1,064,000 net of a reserve of $105,000 at December 31, 2000. See Item 3 - "Legal Proceedings" for further details on the Mutual Settlement Agreement.

      We originated a loan in the amount of $4,218,500 in December 1999, bearing interest at 15% per annum, which is secured by real estate, other collateral and a guarantee. This loan required monthly payments of interest of $52,731, with the principal and any accrued interest due and payable on December 1, 2000. This loan went into default in November 2000. We are seeking judicial foreclosure of the collateral and intend to vigorously pursue these proceedings to foreclose on the real property and other collateral and, if necessary, recover on the guarantee. See Item 3 - "Legal Proceedings."

      On April 7, 1999, we agreed to extend a secured working capital credit facility of $500,000 to Touch Controls, Inc. This facility provided for interest at prime plus 1%, was secured by all assets of Touch Controls and was guaranteed by the other principal shareholder as to 50% of the amount outstanding. As of December 31, 2000, the credit facility had been repaid in accordance with its terms.

      Once a loan goes into default, we cease to accrue interest on the loan if we believe that the collateral may be insufficient to recover the principal and interest owed plus costs of recovery. When necessary, we also record reserves for impaired principal, as well as previously accrued interest.

LIQUIDITY AND CAPITAL RESOURCES

      Our Consolidated Balance Sheet as of December 31, 2000, reflects continuing capital strength. In the past three years, Westminster Capital's shareholders' equity has increased from approximately $31.8 million at December 31, 1998 to approximately $41.9 million at December 31, 2000.

      Cash and cash equivalents totaled $6,227,000 at December 31, 2000, substantially all of which was invested in top-tier investment grade commercial paper. Additionally, we held U.S. Government and Agency securities with a market value of $17,330,000 at December 31, 2000.

      Our cash and cash equivalents increased by $4,821,000 during the year ended December 31, 2000. Cash flows from operating, investing and financing activities for our continuing operations are summarized below for each of the years in the three-year period ended December 31, 2000 (dollars in thousands):

      Activity          2000          1999          1998
      --------------------------------------------------
      Operating      $  (281)      $ 2,689       $ 7,679
      Investing        1,870        (1,507)       (9,274)
      Financing        2,275           (65)          (16)

      In 2000, operations consumed cash as compared to 1999 and 1998. This occurred despite the increase in net income as compared to both 1999 and 1998, due to the fact that net income for 2000 included large non-cash benefits, the most significant of which was a reversal of deferred taxes of $6,699,000.

      Investing activities produced cash in 2000, as compared to the consumption of cash in both 1999 and 1998. The most significant contributors to the net increase in investing activities during 2000 were proceeds from the net sale of securities of $4,864,000 (represented by sales and maturities of securities of $207,441,000 less purchases of securities of $202,577,000), proceeds from the sale of other investments of $750,000, offset by investment in property and equipment of $4,244,000. The substantial activity in the purchase and sale of securities is due to the repositioning of the investment portfolio toward shorter-term securities due to the inverted yield curve that existed at the end of 2000. In 1999, investing activities included the acquisition of subsidiaries of $8,727,000, loan originations of $4,783,000 offset by principal collection on notes receivable of $6,759,000 and $4,475,000 from the net sale of securities. In 1998, investment activities included net purchases of securities of $8,190,000, loan originations of $8,592,000 offset by principal collected on notes receivable of $6,458,000 and $1,069,000 in proceeds from the sale of property and equipment.

      The major contributors to cash from financing activities in 2000 were borrowings for operations of $5,095,000 and proceeds from the exercise of stock options of $570,000, offset in part by seller financing repayments of $1,749,000 and debt repayments of $1,641,000. Financing activities were insignificant in both 1999 and 1998.

      The sale of Global Telecommunications during 2000 contributed $957,000 in cash, which is reflected in cash from discontinued operations in the Consolidated Statement of Cash Flows. Cash flows from this discontinued operation were ($2,000) in 1999 and $164,000 in 1998.

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

Risks Associated with Acquisitions

      We have completed several acquisitions and will continue to pursue acquisitions that we consider will increase shareholder value. However, acquisitions involve numerous risks, including:

      o Our management must devote its attention to assimilating the acquired business which diverts its attention from other business matters;

      o Acquisitions may involve entry into new markets in which we have limited prior experience;

      o Key employees of an acquired business may leave following the acquisition; and

      o Acquired companies have stand-alone management information and accounting systems.

      We have devoted substantial time and resources to integrate acquired businesses, and we will be required to devote substantial time and resources to integrate any other businesses that may be acquired in the future. Possible future acquisitions could cause us to incur additional debt, contingent liabilities and amortization expenses relating to goodwill and other intangible assets. These factors could have an adverse impact on our financial condition and operating results.

      Except as may be otherwise disclosed in this Form 10-K, we do not presently have any arrangements or understandings to acquire any company or business, and we cannot guarantee that we will be able to identify or complete any acquisition in the future. If we make additional acquisitions, there can be no assurance that these acquisitions will produce any anticipated benefits.

Competition

      Competition is intense in each of the markets in which we compete. In addition to direct competition, we face significant indirect competition for customers. Many of our competitors have better name recognition, and substantially greater financial and other resources than we do.

Dependence on Major Customers and Vendors

      Point-of-Purchase Display and Packaging - In January, 1999 we acquired an 80% interest in One Source. One Source does approximately 63% of its current business with three customers. A loss of any one of these customers would negatively impact future revenues and profitability.

      Group Purchasing Segment - Group purchasing activities are dependent upon continuing favorable relationships with both large and key vendors who provide a service to existing and future customers. There is a risk that without such vendor support and cooperation, we could lose many of our customers to other vendors and competitors.

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

      The table below provides information about the Corporation's investment portfolio and borrowings. For securities available-for-sale, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The investments in partnerships that invest in securities are redeemable at the option of the Corporation by giving advance notice as required by the respective partnership agreements.

      Principal amounts by expected maturity for each of the five years ending December 31 is detailed below. All dollars set forth in the table below are in thousands.

                                                                                                                  FAIR VALUE
                                                                                                                  DECEMBER 31,
                             FY 2001       FY 2002      FY 2003      FY 2004       FY 2005       TOTAL         2000        1999
                            --------------------------------------------------------------------------------------------------------
Cash equivalents              $6,227                                                             $6,227        $6,227       $1,406
   average interest rate       6.13%                                                                            6.13%        1.85%

Securities available-
   for-sale                  $17,330                                                            $17,330       $17,330      $21,677
   average interest rate       5.85%                                                              5.85%         5.85%

Investments in limited
   partnerships that
   invest in securities
   (Note 1)                   $1,899                                                             $1,899        $1,899       $2,218

Loans                         $5,224                                                             $5,224        $5,224       $5,744
   Average interest rate      15.00%                                                             15.00%        15.00%

Other borrowings -
   Notes payable and
      lines of credit         $1,666          $982         $911         $642           $61       $4,262        $4,262         $808
   average interest rate       9.11%         9.11%        9.11%        9.11%         9.11%        9.11%         9.11%

Note 1 - These investments are subject to equity price risk. The table above assumes that such investments will be liquidated in 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report                                                  28

Consolidated Statements of Financial Condition
                as of December 31, 2000 and 1999                              29

Consolidated Statements of Operations
               for the Three Years In The Period Ended December 31, 2000      30

Consolidated Statements of Shareholders' Equity
                for the Three Years In The Period Ended December 31, 2000     31

Consolidated Statements of Cash Flows
               for the Three Years In The Period Ended December 31, 2000      32

Consolidated Statements of Comprehensive Income
               for the Three Years In The Period Ended December 31, 2000      33

Notes to Consolidated Financial Statements
               for the Three Years In The Period Ended December 31, 2000      34

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Westminster Capital, Inc.
Beverly Hills, California

We have audited the accompanying consolidated statements of financial condition of Westminster Capital, Inc. and its subsidiaries (the "Corporation") as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westminster Capital, Inc. and its subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Los Angeles, California
March 23, 2001

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2000 AND 1999

ASSETS                                                              2000                 1999
---------------------------------------------------------------------------------------------
Cash and cash equivalents                                   $  6,227,000         $  1,406,000
Securities available-for-sale, at fair value                  17,330,000           21,677,000
Accounts receivable, net of reserve
   of $376,000 in 2000 and $127,000 in 1999                    4,305,000            3,565,000
Loans receivable, net                                          5,224,000            5,744,000
Investments in limited partnerships
   that invest in securities                                   1,899,000            2,218,000
Other investments                                                490,000              748,000
Accrued interest receivable                                      381,000              398,000
Income taxes receivable                                          780,000                   --
Inventories                                                      462,000              183,000
Property and equipment, net                                    5,763,000            3,397,000
Goodwill, net                                                  9,513,000           11,027,000
Other assets                                                     845,000              777,000
                                                            ---------------------------------
Total Assets                                                $ 53,219,000         $ 51,140,000
                                                            =================================

LIABILITIES AND
SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
LIABILITIES:
Accounts payable                                            $  2,264,000         $  2,140,000
Accrued expenses                                               1,404,000            2,434,000
Due to sellers                                                   510,000            1,749,000
Other borrowings                                               4,262,000              808,000
Income taxes                                                   1,831,000            8,828,000
Minority interests                                             1,091,000            1,204,000
                                                            ---------------------------------
Total Liabilities                                             11,362,000           17,163,000
                                                            ---------------------------------

COMMITMENTS AND CONTINGENCIES (Note 19)

SHAREHOLDERS' EQUITY:
Common stock, $1 par value: 30,000,000 shares
   Authorized: 8,125,000 and 7,835,000 shares issued
    and outstanding in 2000 and 1999, respectively             8,125,000            7,835,000
Capital in excess of par value                                56,223,000           55,943,000
Accumulated deficit                                          (22,684,000)         (29,673,000)
Accumulated other comprehensive income (loss)                    193,000             (128,000)
                                                            ---------------------------------
Total Shareholders' Equity                                    41,857,000           33,977,000
                                                            ---------------------------------
Total Liabilities and Shareholders' Equity                  $ 53,219,000         $ 51,140,000
                                                            =================================

See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
REVENUES:                                                 2000                 1999                 1998
--------                                                  ----                 ----                 ----
Sales to packaging customers                      $ 14,043,000         $ 11,808,000                   --
Equipment rental and sales                          10,055,000              601,000                   --
Group purchasing revenues                            1,568,000            1,184,000         $  1,034,000
Interest on loans                                      733,000            1,037,000            1,167,000
Interest on securities available-
   for-sale and money market funds                   1,256,000            1,276,000            1,335,000
Loan fees                                              127,000            1,484,000               49,000
Unrealized (losses) gains on limited
   partnerships that invest in securities             (195,000)             838,000             (299,000)
(Loss) gain on sale or impairment
   of securities-available-for-sale, net               (73,000)             602,000               66,000
Gain (loss) from equity investments                    299,000             (130,000)           5,887,000
Lawsuit settlement, net                                     --              192,000               52,000
Interest on tax refund                                      --                   --            2,644,000
Other income (loss)                                    465,000              174,000             (221,000)
                                                  ------------------------------------------------------
Total Revenues                                      28,278,000           19,066,000           11,714,000
                                                  ------------------------------------------------------

COSTS AND EXPENSES:
Cost of sales                                       14,892,000            7,880,000                   --
Selling, general and administrative                 10,976,000            6,129,000            4,049,000
Depreciation and amortization                        2,255,000              593,000               (9,000)
Interest expense                                       260,000               59,000                9,000
                                                  ------------------------------------------------------
Total costs and expenses                            28,383,000           14,661,000            4,049,000
                                                  ------------------------------------------------------

(LOSS) INCOME BEFORE INCOME
TAXES AND MINORITY INTERESTS                          (105,000)           4,405,000            7,665,000

INCOME TAX BENEFIT (PROVISION) (PROVISION)           6,594,000           (1,843,000)          (2,002,000)

MINORITY INTERESTS, NET                               (193,000)            (237,000)                  --
                                                  ------------------------------------------------------

INCOME FROM CONTINUING
OPERATIONS                                           6,296,000            2,325,000            5,663,000

DISCONTINUED OPERATIONS                                693,000               (2,000)             164,000
                                                  ------------------------------------------------------

NET INCOME                                        $  6,989,000         $  2,323,000         $  5,827,000
                                                  ======================================================

Net Income Per Common Share:
    Basic- Continuing operations                  $        .78         $        .30         $        .72
           Discontinued operations                         .09                  .00                  .02
                                                  ------------------------------------------------------
           Net income                             $        .87         $        .30         $        .74
                                                  ------------------------------------------------------
    Diluted- Continuing operations                $        .78         $        .29         $        .71
             Discontinued operations                       .09                  .00                  .02
                                                  ------------------------------------------------------
             Net income                           $        .87         $        .29         $        .73
                                                  ------------------------------------------------------

See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

                                             Common Stock                                              Accumulated
                                      ---------------------------                                         Other
                                         Number                     Capital in                        Comprehensive
                                           Of                        Excess of        Accumulated     Income (Loss)
                                         Shares        Amount        Par Value          Deficit        Net of Taxes      Total
                                      ----------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1998                 7,835,000     $7,835,000     $55,943,000     $(37,823,000)        $13,000    $25,968,000

Net income                                                                               5,827,000                      5,827,000
Other comprehensive loss -
   Change in unrealized holding
   gains on securities available-
   for-sale, net of taxes                                                                                   52,000         52,000
                                      ----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998               7,835,000      7,835,000      55,943,000      (31,996,000)         65,000     31,847,000

Net income                                                                               2,323,000                      2,323,000
Other comprehensive income -
   Change in unrealized holding
   losses on securities available-
   for-sale, net of taxes                                                                                 (193,000)      (193,000)
                                      ----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999               7,835,000      7,835,000      55,943,000      (29,673,000)       (128,000)    33,977,000

Net income                                                                               6,989,000                      6,989,000
Stock option exercises                     290,000        290,000         280,000                                         570,000
Other comprehensive loss -
   Change in unrealized holding
   gains on securities available-
   for-sale, net of taxes                                                                                  321,000        321,000
                                      ----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000               8,125,000     $8,125,000     $56,223,000     $(22,684,000)       $193,000    $41,857,000
                                      ==============================================================================================

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
                                                                             2000                  1999                  1998
                                                                             ----                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                               $   6,296,000         $   2,325,000         $   5,663,000
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
Provision for loan losses (recoveries) and doubtful
    receivables, net                                                      249,000               125,000              (306,000)
Depreciation, amortization and accretion, net                           3,217,000               760,000               202,000
Loss (gain) on sales of securities available for sale                      39,000              (847,000)              (66,000)
Gain on sales of other investments                                       (450,000)                   --                    --
Loss from permanent impairment of marketable securities                    34,000               245,000                    --
Gain on sale of property and equipment                                         --                (5,000)             (183,000)
Gain from sale of real estate acquired through foreclosure                     --              (112,000)                   --
Disposal of rental equipment                                              647,000                    --                    --
Net change in deferred income taxes                                    (6,631,000)              224,000             2,604,000
Unrealized losses (gains) on limited
   partnerships that invest in securities                                 195,000              (838,000)              299,000
Dividend income                                                                --                    --                17,000
Loss from investment write-down                                           103,000                    --                    --
(Gain) loss from equity and other investments                            (299,000)              130,000               250,000
Change in assets and liabilities, net of effects
   from acquisitions of subsidiaries:
   (Increase) decrease in accounts receivable                          (1,100,000)             (860,000)              342,000
   Decrease (increase) in accrued interest receivable                      17,000               343,000              (233,000)
   Increase in income tax receivable                                           --                    --              (260,000)
   Net change in current income taxes                                  (1,378,000)              468,000                    --
   (Increase) decrease in other assets                                    (38,000)              (45,000)              243,000
   Increase in inventories                                               (279,000)              (31,000)                   --
   Increase (decrease) in accounts payable                                152,000               732,000              (260,000)
   (Decrease) increase in accrued expenses                             (1,030,000)             (175,000)              176,000
   Decrease in mortgage payable                                                --                    --              (655,000)
   Net change in minority interest                                        (25,000)              250,000              (154,000)
                                                                    ---------------------------------------------------------
Net cash (used in) provided by operating activities                      (281,000)            2,689,000             7,679,000
                                                                    ---------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                              (202,577,000)          (35,219,000)          (41,668,000)
Proceeds from sale of property and equipment                                   --                 7,000             1,069,000
Proceeds from sales and maturities of securities                      207,441,000            39,694,000            33,478,000
Proceeds - sale of real estate acquired through foreclosure                    --               945,000                    --
Loan originations and purchases                                                --            (4,783,000)           (8,592,000)
Principal collected on loans receivable                                   520,000             6,759,000             6,458,000

Proceeds from liquidation of limited partnership interests                125,000               615,000                    --
Acquisition of subsidiaries, net of cash acquired                              --            (8,727,000)                   --

Purchases of equity and other investments                                (145,000)             (448,000)                   --

Proceeds from liquidation of other investments                            750,000               200,000                    --
Purchases of property and equipment                                    (4,244,000)             (550,000)              (19,000)
                                                                    ---------------------------------------------------------
Net cash provided by (used in) investing activities                     1,870,000            (1,507,000)           (9,274,000)
                                                                    ---------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Seller financing repayments                                            (1,749,000)                   --                    --
Proceeds from exercise of stock options                                   570,000                    --                    --
Installment debt borrowings                                             5,095,000                25,000                    --
Repayments of installment debt and capital lease obligations           (1,641,000)              (90,000)              (16,000)
                                                                    ---------------------------------------------------------
Net cash provided by (used in) financing activities                     2,275,000               (65,000)              (16,000)
                                                                    ---------------------------------------------------------
Net cash provided by (used in) continuing operations                    3,864,000             1,117,000            (1,611,000)
Net cash provided by (used in) discontinued operations                    957,000                (2,000)              164,000
                                                                    =========================================================

Net change in cash and cash equivalents                                 4,821,000             1,115,000            (1,447,000)
Cash and cash equivalents, beginning of period                          1,406,000               291,000             1,738,000
                                                                    ---------------------------------------------------------
Cash and cash equivalents, end of period                            $   6,227,000         $   1,406,000         $     291,000
                                                                    =========================================================

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

                                                         2000               1999                1998
                                                      -----------        -----------         -----------
Net income                                            $ 6,989,000        $ 2,323,000         $ 5,827,000
                                                      -----------        -----------         -----------

Other comprehensive income (loss), net of tax:

   Unrealized gains on securities:
    Unrealized holding gains (losses)
       arising during period, net                         187,000           (106,000)             (4,000)
    Less: reclassification adjustment
       gains (losses) included in
       net income, net                                    134,000            (87,000)             56,000
                                                      -----------        -----------         -----------

Other comprehensive income (loss)                         321,000           (193,000)             52,000
                                                      -----------        -----------         -----------

Comprehensive income                                  $ 7,310,000        $ 2,130,000         $ 5,879,000
                                                      ===========        ===========         ===========

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION - The consolidated financial statements include the accounts of Westminster Capital, Inc. and its subsidiaries including a 100% interest in Westland Associates, Inc. ("Westland Associates"), an 80% interest in One Source Industries, LLC ("One Source"), a 70% interest in Physician Advantage, LLC ("Physician Advantage") and a 68% interest in Logic Technology Group, Inc. dba Matrix Visual Solutions ("Matrix").

The Corporation disposed of its assets in Global Telecommunications on January 31, 2000. The statements of consolidated income, cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation (Note 3).

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

On January 11, 1999, the Corporation acquired an 80% interest in One Source from One Source Industries, Inc. for cash consideration of $4,800,000 paid at closing, deferred consideration of $196,000, plus up to an additional $2,038,000 in deferred contingent cash consideration that may be paid over the four years 2000 to 2003 based on the performance of One Source during such period. One Source provides point-of-purchase displays and packaging for a broad spectrum of consumer products ranging from computer software to food products.

On May 18, 1999, the Corporation acquired a 55% interest in Physician Advantage by exercising its option to convert $270,000 of a convertible loan receivable into an ownership interest in Physician Advantage. The Corporation acquired an additional 15% interest in Physician Advantage as consideration for an option granted on March 1, 1999 that expired on May 18, 1999. Physician Advantage offers group-purchasing services to physicians and alternate care facilities for medical, surgical and pharmaceutical supplies they use in their practices.

On November 22, 1999, the Corporation acquired a 68% interest in Matrix, a company which rents and sells audio-visual and computer equipment, for $4.8 million in cash.

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

SECURITIES AVAILABLE-FOR-SALE - The Corporation classifies its securities as held-to-maturity securities, trading securities and available-for-sale securities, as applicable. The Corporation did not hold any held-to-maturity securities or trading securities at December 31, 2000 or 1999.

Securities available-for-sale are carried at estimated fair value. The Corporation classifies investments as available-for-sale when it determines that such securities may be sold at a future date or if there are foreseeable circumstances under which the Corporation would sell such securities.

Changes in the estimated fair value of securities available-for-sale are included in shareholders' equity as unrealized holding gains or losses, net of the related tax effect. Declines that are other than temporary in the fair value of individual securities available-for-sale below their cost, are written down to their estimated fair value with the resulting write-down included in net income as realized losses. Realized gains or losses on available-for-sale securities are computed on a specific identification basis. Amortized premiums and accreted discounts are included in interest income using the interest method.

CUSTOMER CONCENTRATION - Sales to a single customer represented 19% and 24% of total revenues for the years ended December 31, 2000 and 1999, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Activity in the allowance for doubtful accounts receivable for the years ended December 31, 2000, 1999 and 1998 is summarized as follows (in thousands):

                                     2000          1999         1998
                                    ------        ------       ------

      Balance at January 1          $  127        $   --       $   --
      Additions                        263           127           --
      Recoveries                       (17)           --           --
                                    ------        ------       ------

      Balance at December 31        $  376        $  127       $   --
                                    ======        ======       ======

INVENTORIES - Inventories are valued at the lower of cost (first-in-first-out) or market. At December 31, 2000 and 1999, inventories consisted of:

      Category                           2000            1999
      -------------------------------------------------------
      Work in process                  46,000              --
      Finished goods                  204,000         135,000
      Equipment held for sale         212,000          48,000
                                     ------------------------
      Total                          $462,000        $183,000
                                     ------------------------

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

LOANS RECEIVABLE - Loans receivable are carried at the amount funded, less principal payments received, adjusted for net deferred loan fees and allowances for loan losses. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is generally measured based upon the estimated fair value of the collateral. Allowances for loan losses are increased by charges to income and decreased by charge-offs (net of recoveries). The accompanying financial statements require the use of management estimates to calculate allowances for loan losses. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon identified losses on impaired loans, previous loan loss experience, current economic conditions, the value of the collateral, and other relevant factors. Management believes the level of the allowances at December 31, 2000 is adequate to absorb losses inherent in the loan portfolio.

LONG-LIVED ASSETS - The Corporation evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. No such impairment losses have been recognized as of December 31, 2000.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation. Provisions for depreciation are made using straight-line method over the estimated useful lives of the assets, which range from three to seven years.

GOODWILL - Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisitions using the purchase and equity methods of accounting. Goodwill is amortized on a straight-line basis over 10 to 20 years and is evaluated periodically for other than temporary impairment. The Corporation considers historical performance and anticipated future results in its evaluation of potential impairment. During this evaluation, management takes into consideration the value of the recorded goodwill and any event or circumstances that might have diminished fair value. Accordingly, when indicators of impairment are present, the Corporation evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets, or the estimated market value of these assets. Impairment losses are recognized when the sum of future cash flows are less than the assets' carrying value, or the estimated market value is less than the assets' carrying value. Should such an assessment indicate permanent impairment, the net book value would be adjusted accordingly. An impairment loss of $1,360,000 was recognized during the year ended December 31, 2000.

LOAN FEES - Loan fees are deferred, net of direct incremental loan origination costs. Net deferred loan fees are accreted into income using the interest method or straight-line method, if not materially different. Loan fees due at the maturity of a loan are also deferred and accreted to income, unless collection is in doubt, in which case they are then recognized on the cash basis.

REVENUE RECOGNITION - Westland Associates and Physician Advantage recognize revenues when their vendors drop-ship products directly to their customers. One Source recognizes revenue when all the terms of the sale are substantially completed, generally when the product is shipped as this is when title passes. Matrix recognizes revenues as rentals are contractually earned, or when products are shipped to customers.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In July 2000, the Emerging Issues Task Force issued EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". SAB 101 and EITF 99-19 provide guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Corporation has evaluated the provisions of SAB 101 and EITF 99-19 and has amended its revenue recognition policy for Westland pursuant to EITF 99-19.

In applying the provisions of EITF 99-19, Westland revenues are now reported on a net basis and are included in "Group purchasing revenues" versus previously as "Gross sales to auto dealers" and "Cost of sales from sales to auto dealers." This change in reporting has been applied retroactively for all periods presented herein. There is no impact to net income or earnings per share as a result of this change in revenue recognition policy. However, the impact to the presentation of revenues and cost of sales is as follows:

                                                 2000               1999               1998
                                             -------------------------------------------------
      Previously reported as:
        Sales to auto dealers                $15,987,000        $14,235,000        $18,851,000
        Cost of sales to auto dealers         14,976,000         13,328,000         17,817,000
                                             -------------------------------------------------
      Net - restated revenues                $ 1,011,000        $   907,000        $ 1,034,000
                                             -------------------------------------------------

COST OF SALES - Cost of product sales is comprised of the direct material costs, direct labor costs and direct and indirect overhead applicable to sales. Cost of rental revenue is comprised of direct labor costs, warehouse expenses, rental equipment repairs and maintenance, freight, depreciation and equipment rentals.

INCOME TAXES - The Corporation joins with its subsidiary corporations in which it owns 80% or more in filing a consolidated federal income tax return. In the tax returns, taxable income or loss is consolidated with the taxable income or loss of those subsidiaries. The income of One Source and Physician Advantage is taxable to the partners and not the partnerships and accordingly, income taxes are provided on the income of these entities only to the extent of the Corporation's ownership in these entities. Matrix files separate federal and state income tax returns.

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

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain reclassifications were made to the consolidated financial statements of prior years to conform to the current year presentation.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Corporation will adopt SFAS 133 effective January 1, 2001.

At January 1, 2001, the Corporation will record $306,000 as a cumulative affect transition adjustment to earnings relating to the warrants it holds and which qualify as derivatives. This amount represents a warrant that has been classified as available for sale and which is included in other comprehensive income at December 31, 2000.

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

                                                                  Fair Value of Assets Acquired
                                                                    and Liabilities Assumed
                                                                                                     1999
                                                        One         Physician                      Aggregate
                                                       Source       Advantage        Matrix      Acquisitions
      Cash                                            $   117        $    88        $   164        $   369
      Accounts receivable, net                            929            114          1,129          2,172
      Inventories                                         104              0             48            152
      Property and equipment, net                         193            147          2,507          2,847
      Other assets                                         41             88            108            237
                                                      ----------------------------------------------------
      Total assets                                      1,384            437          3,956          5,777
                                                      ----------------------------------------------------

      Accounts payable                                    498             17            484            999
      Accrued expenses and other liabilities              208            139            732          1,079
      Income taxes                                          0              0            520            520
      Installment loan obligation                         120              0             32            152
                                                      ----------------------------------------------------
      Total liabilities                                   826            156          1,768          2,750
                                                      ----------------------------------------------------

      Fair value of net assets at 100%                $   558        $   281        $ 2,188        $ 3,027
                                                      ----------------------------------------------------

      Fair value of % of net assets acquired          $   446        $   281        $ 1,488        $ 2,215

      Purchase price and closing costs                  5,752          1,858          4,879         12,489
                                                      ----------------------------------------------------

      Excess of purchase price over the fair
       value of net assets acquired (Goodwill)        $ 5,306        $ 1,577        $ 3,391        $10,274
                                                      ====================================================

One Source Acquisition

The acquisition of One Source included cash consideration of $4,800,000 paid at closing, closing costs of $246,000, and deferred consideration of $196,000 paid in April 2000. In addition, the Corporation is required to make contingent payments ("earnout") not to exceed an aggregate of $2,038,148, payable in installments of $509,537, for each of the four years ended December 31, 1999, 2000, 2001 and 2002, if One Source produces "annual adjusted earnings" (as defined) for each applicable year.

The Corporation was obligated to make the maximum earnout payment for both 2000 and 1999. Accordingly, the Corporation accrued these obligations at December 31, 2000 and 1999, respectively, which amounts are reflected in liabilities "Due to sellers." The amount owed in respect of the 1999 earnout was paid in March 2000, in accordance with the agreement.

The amount of earnout that has been accrued has been added to goodwill and is being amortized in accordance with the goodwill amortization policy.

In connection with the Corporation's purchase of One Source, a non-compete covenant was executed with the president of One Source, who also owns 20% of the company. This covenant runs for a period of three years after he ceases to have an ownership interest in One Source.

Physician Advantage, LLC

On May 18, 1999, the Corporation acquired a 55% interest in Physician Advantage by exercising its option to convert $270,000 of a convertible loan receivable into an ownership interest, and acquired an additional 15% interest as consideration for an option granted on March 1, 1999 that expired on May 18, 1999.

On May 18, 1999, Physician Advantage had a net tangible book value of $281,000, excluding the loan owing to the Corporation in the amount of $1,858,000. Upon conversion of $270,000 of the loan into a 55% equity interest, Physician Advantage had a remaining deficiency in net assets of $1,307,000. The option consideration was valued at $0 at the date of exercise. On consolidation, the amount paid for Physician Advantage is $1,858,000, consisting of the converted loan of $270,000 plus the remaining loan balance of $1,588,000, which is eliminated on consolidation. The consolidated cost over the fair value of the tangible net assets of $1,577,000 is reflected as goodwill and was being amortized using the straight-line method over 10 years until the remaining balance of $1,360,000 was written off at September 30, 2000, based on management's determination of a permanent impairment.

The permanent impairment write-down was made after consideration of all factors related to the business of Physician Advantage, including the mounting operating losses for this business, the inability of Physician Advantage to achieve its revised business plan and negative market conditions which have further undermined the ability of Physician Advantage to succeed as a viable entity evidenced by its inability to raise additional capital and, therefore, compete effectively with other companies in its industry. Hence, in accordance with the Corporation's policy, the Corporation has evaluated the carrying value of these assets in relation to their estimated market value. The impairment loss reflects management's evaluation of the estimated market value of Physician Advantage as compared to its carrying value at December 31, 2000.

The consolidated results of operations include 100% of the results of Physician Advantage compared to the 70% of this company owned by the Corporation, because the acquisition was made at a time when Physician Advantage had a deficiency in net tangible assets, and the minority owners have not guaranteed the subsidiary debt or committed to provide additional capital.

As of December 31, 2000, the Corporation will not reflect a minority interest share in future net income, if any, attributable to the minority owners' ownership interest in Physician Advantage, until all pre-acquisition losses of $392,000 plus post acquisition losses of $140,000 for 1999 and $341,000 for 2000, attributable to the minority interests, are recouped. Furthermore, the Corporation will continue to absorb 100% of any future losses attributable to Physician Advantage, if any, for as long as the company continues to have a deficiency in tangible net assets.

Matrix Visual Solutions

The Corporation acquired 68% of the issued and outstanding capital stock of Matrix from the two founding shareholders. One founding shareholder continues to own 32% of the issued and outstanding capital stock.

The purchase price was $4,808,229, of which $3,765,000 was paid at closing and the additional $1,043,229 was paid on January 20, 2000. The additional consideration was accrued at December 31, 1999 and is included in liabilities "Due to sellers." The excess of the purchase price over the fair value of the net assets acquired of $3,391,000 is recognized as goodwill and is being amortized using the straight-line method over 20 years.

In connection with the Corporation's purchase of Matrix shares, an employment agreement was executed with the president of Matrix, who also owns 32% of the company. The agreement has a term of 36 months and calls for compensation levels similar to the compensation that was paid to this executive prior to the acquisition of Matrix. The employment agreement includes a bonus arrangement based on the achievement of targeted financial results for each fiscal year covered by the agreement.

Pro Forma Operating Data

As discussed above, the Corporation acquired One Source, Physician Advantage and Matrix during the year ended December 31, 1999. Pro Forma information is not presented for Matrix and Physician Advantage as the impact on revenues, net income and diluted earnings per share is not significant. Pro Forma information for One Source is presented below for the year ended December 31, 1998. Pro Forma information in not presented for One Source for the year ended December 31, 1999 as the acquisition was made on January 11, 1999 and the results are therefore indicative of a full year. Proforma "Unaudited" Selected Financial Data for the years ended December 31, 1998 is presented as if One Source had been acquired by the Company on January 1, of such year, and is as follows (dollars in thousands, except per share information):

       1998                         As reported      Pro Forma
                                    -----------      ---------
      Revenues                          $11,714        $21,698
      Net income                          5,827          6,374
      Diluted earnings per share            .73            .80

3. DISCONTINUED OPERATIONS

On January 31, 2000, Global Telecommunications sold substantially all of its assets for cash consideration of $1,900,000. The Corporation received $1,418,000, net of closing costs, on account of its 75% interest. In connection with this sale, the Corporation recorded a gain on disposal of $693,000, net of estimated income taxes of $461,000.

The results of Global Telecommunications are reported as a discontinued operation for all periods presented. The 1999 and 1998 statements of consolidated income, cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation.

Results of operations for the three years ended December 31, 2000 for this discontinued operation are as follows:

                                                    2000               1999                1998
                                                 -------------------------------------------------
      Operating revenues                         $       --        $   864,000         $ 1,394,000
      Operating expenses                                 --            868,000           1,141,000
      Operating income (loss)                            --             (4,000)            253,000
      Income taxes and Minority interests                --              2,000             (89,000)
                                                 -------------------------------------------------
      Income (loss) from operations              $       --        $    (2,000)        $   164,000
                                                 -------------------------------------------------

The following table summarizes the disposition of Global Telecommunications at January 31, 2000 (in thousands):

                                                          Approximate book
                                                                value
                                                         of net assets sold
      Accounts receivable, net                                  $  111
      Property and equipment, net                                  269
                                                                ------
      Total assets                                                 380
      Accounts payable                                              28
                                                                ------
      Book value of assets sold                                    352
                                                                ------

      Westminster Capital's 75% share of net assets sold           264

      Distribution to Westminster net of closing costs           1,418
                                                                ------

      Gain on sale of 75% interest                               1,154

      Applicable income taxes on gain on sale                      461
                                                                ------

      Gain on sale, net of income taxes                         $  693
                                                                ======

4. EQUITY INVESTMENT

On January 1, 1999, the Corporation acquired a 50% interest in Touch Controls, Inc. by exercising its option to convert a convertible loan receivable in the principal amount of $800,000, plus accrued interest of $57,000, into ownership of common stock. The excess cost of $456,000 over 50% of the net assets at the date of acquisition has been recorded as goodwill and is being amortized over a ten-year period. The Corporation's proportionate share of results of operations for Touch Controls is included under the caption "Gain (loss) from equity investments" in the Consolidated Statements of Income since the conversion. The equity investment of $570,000, net of post acquisition cumulative gains of $169,000, is included in other assets in the Consolidated Statements of Financial Condition.

The summarized assets and liabilities of Touch Controls at December 31, 2000 and 1999 and on January 1, 1999, post-debt conversion, were as follows (in thousands):

                                     December 31, 2000       December 31, 1999         January 1, 1999
                                     -----------------------------------------------------------------
      Total Assets                              $3,105                  $2,676                  $1,595
                                     -----------------------------------------------------------------
      Total Liabilities                          1,965                   2,134                     794
                                     -----------------------------------------------------------------

      Total Liabilities and
          Shareholders' Equity                  $3,105                  $2,676                  $1,595
                                     -----------------------------------------------------------------

5. SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale at December 31, 2000 and 1999 are as follows (in thousands):

                                                            Gross                     Gross
                                                         Unrealized                  Unrealized         Estimated
                                     Amortized Cost         Gains                      Losses           Fair Value
                                     -----------------------------------------------------------------------------
      2000:
      U.S. Treasury and Agency          $ 16,983          $     24                     $     --           $ 17,007
         Securities
      Equity securities                       --               323                           --                323
                                     -----------------------------------------------------------------------------
            Total                       $ 16,983          $    347                     $     --           $ 17,330
                                     =============================================================================

      1999:
      U.S. Treasury and Agency          $ 21,850          $     --                     $   (210)          $ 21,640
         Securities
       Equity securities                      34                27                          (24)                37
                                     -----------------------------------------------------------------------------
            Total                       $ 21,884          $     27                     $   (234)          $ 21,677
                                     =============================================================================

At December 31, 2000, unrealized holding gains on securities available-for-sale were $193,000 net of taxes of $154,000. At December 31, 1999, unrealized holding losses on securities available-for-sale were $128,000 net of taxes of $79,000.

Maturities of U.S. Treasury and Agency Securities were as follows at December 31, 2000 (in thousands):

                                                Amortized            Fair
                                                  Cost              Value
                                                 -------           -------
      Due within one year                        $16,983           $17,007

      Due after one year through
         five years                                   --                --

                                                 -------------------------
                                                 $16,983           $17,007
                                                 =========================

Gross gains and (losses) of $10,000 and $(49,000), $847,000 and $(245,000) and
$66,000 and $0 were realized on sales in 2000, 1999 and 1998, respectively. During the years ended December 31, 2000 and 1999, the Corporation recorded permanent impairment write-downs on investment securities of $34,000 and $245,000, respectively, which amounts are included in the caption "(Loss) gain on sale or impairment of securities available-for-sale" in the Consolidated Statements of Operations for the years ended December 31, 2000 and 1999.

6. INVESTMENTS IN LIMITED PARTNERSHIPS THAT INVEST IN SECURITIES

The Corporation has invested in limited partnerships that invest in securities. Gains or losses on these investments are recorded based upon the equity method of accounting. Unrealized (losses) gains of $(195,000), $838,000 and $(299,000) were recorded in connection with these investments during the years ended December 31, 2000, 1999 and 1998, respectively, which are reflected in the Consolidated Statements of Operations.

7. OTHER INVESTMENTS

In May 1996, the Corporation made an equity investment of $750,000 in HP America ("HPA"), a health maintenance organization based in Florida. This investment was guaranteed by an unaffiliated company and included a put option of the investment to the guarantor at a price of $1,215,000. The guarantee applied in the event that the common stock of HPA was not subject to an effective registration statement by August 1, 1998.

In October 1998, HPA announced a capital deficiency, the cessation of operations in New Jersey and the seizure of its operations in Florida by the Commissioner of Insurance. Based on these events and the uncertainty concerning the value of the guarantee held by the Corporation for this investment, the Corporation recorded a permanent impairment write-down of $250,000 on this investment during the year ended December 31, 1998, which is included in the caption "Other income
(loss)" in the Consolidated Statements of Operations for the year ended December 31, 1998. Subsequent to this permanent impairment write-down, the Corporation received from the guarantor additional equity securities as security for the guarantee, which the Corporation considered to be sufficient to secure the $500,000 carrying value of this investment at December 31, 1998. During 1999, the Corporation received $200,000 as partial satisfaction of the guarantee, resulting in a carrying value of $300,000 at December 31, 1999. In March 2000, the Corporation received an additional $750,000 as settlement and satisfaction of the guarantee and final liquidation of this investment, resulting in a gain of $450,000 being recorded during the year ended December 31, 2000, which is included in "other income
(loss)."

Other investments include equity investments made in private companies. In each instance, these investments represent less than 20% equity in such companies and are accounted for using the cost method of accounting.

8. LOANS RECEIVABLE

The composition of the Corporation's loans receivable at December 31, 2000 and 1999 is as follows (in thousands):

                                                         2000            1999
                                                       ------          ------
      Loans, net of loan fees and allowances,
          secured by trust deeds or mortgages          $5,224          $5,244
      Loans secured by other collateral                    --             500
                                                       ----------------------
      Total                                            $5,224          $5,744
                                                       ======================

The loans secured by trust deeds or mortgages as of December 31, 2000 and 1999, include a loan in the amount of $4,218,500 advanced on December 14, 1999, bearing interest at 15% per annum, which is secured by real estate and other collateral. Interest through December 31, 1999 of $31,205 was prepaid at closing. The loan required monthly payments of interest of $52,731 beginning February 1, 2000, with the principal balance due and payable on December 1, 2000. This loan went into default in November. Westminster is seeking judicial foreclosure of the collateral and intends to foreclose on the real property and other collateral and, if necessary, recover on the guarantee. At December 31, 2000, accrued interest was $198,000.

The loans secured by trust deeds or mortgages outstanding at December 31, 2000 and 1999 include a note of $1,025,000, net of discount of $25,000, originated in 1996, which was originally due in 1998, and has since been in default. The Corporation commenced foreclosure proceedings in October 1997 on this loan. In September 2000, the Corporation, the borrower and other interested parties ("beneficiaries") entered into a Mutual Settlement Agreement pursuant to which the borrower and the beneficiaries agreed to sell as much of the real property securing the loan as may be necessary to pay Westminster the sum of $1,250,000 plus interest at the rate of 8 3/4% per annum accruing from November 30, 2000 until the settlement amount is paid in full. The Mutual Settlement Agreement additionally provides that if the settlement amount is not paid in full by June 1, 2001 or if there are not pending sales contracts on that date that upon closing will pay the settlement amount in full, then the balance of the real property will be sold at public auction and the auction proceeds applied to pay the settlement amount. Management believes the formula provided by this settlement agreement provides a basis sufficient to recover the principal and accrued interest of $1,064,000, net of a reserve of $105,000, at December 31, 2000.

Loans secured by other collateral at December 31, 1999 represented advances against a $500,000 working capital credit facility extended to Touch Controls on April 7, 1999. This facility provided for interest at prime plus 1%, and was secured by all assets of the borrower and by a guarantee from the other principal shareholder for 50% of the amount outstanding. At December 31, 2000, the entire $500,000 plus accrued interest had been repaid in accordance with the loan agreement.

A loan is impaired when it is probable that the Corporation will be unable to collect all principal and accrued interest due according to the contractual terms of the loan agreement. The average balances of impaired loans and interest income recognized on impaired loans were $3,296,000 and $336,000, respectively, for the year ended December 31, 2000, $1,393,000 and $0, respectively, for the year ended December 31, 1999, and $1,752,000 and $118,000, respectively, for the year ended December 31, 1998. The components of impaired loans and accrued interest at December 31, 2000 and 1999 are as follows (in thousands):

                                             2000              1999
                                          -------           -------
      Impaired loans and
         accrued interest                 $ 5,566           $ 1,025
      Less: valuation allowances             (105)             (105)

                                          -------           -------
      Net carrying value of
         impaired loans and
         accrued interest                 $ 5,461           $   920
                                          =======           =======

Activity in the valuation allowance for all loans and accrued interest for the years ended December 31, 2000, 1999 and 1998 is summarized as follows (in thousands):

                                       2000           1999            1998
                                      -----          -----           -----

      Balance at January 1            $ 105          $ 177           $  31
      Additions                          --             --             146
      Recoveries                         --            (36)             --
      Direct write-downs                 --            (36)             --
                                      -----          -----           -----

      Balance at December 31          $ 105          $ 105           $ 177
                                      =====          =====           =====

9. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                      December 31,
                                                 2000              1999
                                              -------------------------
      Machinery and equipment                 $   350           $   216
      Equipment held for rental                 5,519             3,135
      Furniture and equipment                     885               387
      Automobiles                                 316               193
      Computers and software                      490               332
                                              -------------------------
                                                7,560             4,263
      Less: Accumulated depreciation           (1,797)             (866)
                                              -------------------------

                                              $ 5,763           $ 3,397
                                              =========================

Property and equipment includes $207,000 in assets acquired through capital leasing transactions. Accumulated depreciation on these assets was $116,000 and $69,000 at December 31, 2000 and 1999, respectively. These assets secure the obligations under capital leases (see Note 12). Depreciation expense related to property and equipment was $1,236,000, $356,000 and $46,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

10. GOODWILL

The Corporation's investments in operating businesses include purchased goodwill recorded as follows (dollars in thousands):

                                                       Accumulated       Amortization            Net
                                        Purchased     Amortization      for year ended       Unamortized
                                        Goodwill        at 1/1/00          12/31/00        Cost at 12/31/00
                                   ------------------------------------------------------------------------
      December 31, 2000:
      One Source Industries              $ 5,825          $  (240)          $  (269)          $ 5,316
      Matrix Visual Solutions              3,411              (18)             (171)            3,222
      Physician Advantage                  1,577              (99)           (1,478)               --
      Westland Associates                    888             (188)              (89)              611
      Touch Controls                         456              (46)              (46)              364
                                   ------------------------------------------------------------------------
            Total                        $12,157          $  (591)          $(2,053)          $ 9,513
                                   ========================================================================

                                                       Accumulated       Amortization            Net
                                        Purchased     Amortization      for year ended       Unamortized
                                        Goodwill        at 1/1/00          12/31/00        Cost at 12/31/00
                                   ------------------------------------------------------------------------
      December 31, 1999:
        One Source Industries            $ 5,306          $    --           $  (240)          $ 5,066
        Matrix Visual Solutions            3,391               --               (18)            3,373
        Physician Advantage                1,577               --               (99)            1,478
        Westland Associates                  888             (100)              (88)              700
        Touch Controls                       456               --               (46)              410
                                   ------------------------------------------------------------------------
            Total                        $11,618          $  (100)          $  (491)          $11,027
                                   ========================================================================

11. SEGMENT INFORMATION

The Corporation has four reportable segments: Point-of-purchase display and packaging, equipment rental and sales, group purchasing services and finance, and secured lending. Other business represents non-identifiable segment activity. Results for these segments reflect results of operations from each business owned by the Corporation since the date of acquisition.

The point-of-purchase display and packaging segment represents the results of One Source, an 80% owned subsidiary, that serves consumer manufacturers seeking display and packaging solutions that meet requirements of mass merchandisers and specialty retailers.

The equipment rental and sales segment represents the results of Matrix, a 68% owned subsidiary, that rents and sells a wide range of audio-visual and other presentation equipment.

The group purchasing segment reflects the results of Westland, a wholly owned subsidiary, that provides group purchasing of goods and services for new car dealers and the results of Physician Advantage, a 70% owned subsidiary, that provides group purchasing for physicians and physician groups.

The finance and secured lending segment consists of lending activity and equity investments. Assets not employed in lending activities or in other segments are invested in securities available-for-sale. These securities consist principally of U.S. government securities and commercial paper, but to a limited extent include investments in common and preferred stocks, warrants, and convertible debentures.

Revenues, gross profit and other financial data for continuing operations of the Corporation's industry segments for the three years in the period ended December 31, 2000 are included below. All revenues are earned in the United States.

                                                 -----------------------------------------------------------------------------------
                                                    Point-of
                                                    purchase     Equipment       Group      Finance and       Other
                                                  display and    rental and    purchasing     secured       business
                                                   packaging       sales        services      lending          (3)           Total
                                                 -----------------------------------------------------------------------------------
2000
Revenues                                            $ 14,043      $ 10,055      $  1,568      $  2,612       $     --      $ 28,278

Gross profit                                           4,942         4,264         1,568         2,612             --        13,386
Selling, general and administrative                    3,470         3,798         2,412         1,296             --        10,976
Depreciation, amortization, accretion, net (1)           351           256         1,639             9             --         2,255
Interest expense                                          49           196            15            --             --           260
Income (loss) before income taxes (2)                  1,072            14        (2,498)        1,307             --          (105)
Total assets                                           9,032        10,679         1,639        31,869             --        53,219

1999
Revenues                                            $ 11,808      $    601      $  1,184      $  5,281       $    192      $ 19,066
Gross profit                                           4,179           350         1,184         5,281            192        11,186
Selling, general and administrative                    2,289           121         1,910         1,809             --         6,129
Depreciation, amortization, accretion, net (1)           295            68           251           (21)            --           593
Interest expense                                          19            13            27            --             --            59
Income (loss) before income taxes (2)                  1,576           148        (1,004)        3,493            192         4,405
Total assets                                           8,192         4,247         3,228        35,473             --        51,140

1998
Revenues                                            $     --      $     --      $  1,034      $  7,955       $  2,725      $ 11,714
Gross profit                                              --            --         1,034         7,955          2,725        11,714
Selling, general and administrative                       --            --         1,620         2,429             --         4,049
Depreciation, amortization, accretion, net (1)            --            --           121          (130)            --            (9)
Interest expense                                          --            --             9            --             --             9
Income (loss) before income taxes (2)                     --            --          (716)        5,656          2,725         7,665
Total assets                                              --            --         1,744        40,853             --        42,597

      (1)   Excludes depreciation and amortization charged to cost of sales.

      (2) Income (loss) before taxes represents income before taxes and minority interests.

      (3) Other business consists of the settlement recoveries in the Drexel Burnham Lambert, Inc. class action lawsuit. Additionally, 1998 includes a one-time Franchise Tax Board settlement.

12. OTHER BORROWINGS

Other borrowings consisted of the following at December 31, 2000 (in thousands):

                                              December 31,
                                           2000        1999
                                         ------------------
      Bank lines of credit               $3,554      $  517
      Notes payable                         601         145
      Capitalized lease obligations         107         146
                                         ------------------
                                         $4,262      $  808
                                         ==================

The bank lines of credit are comprised of a term loan and two revolving lines of credit. The term loan is in the principal amount of $750,000 and requires monthly principal and interest payments over a five-year term beginning April 2000. The outstanding principal balance at December 31, 2000 was $609,000. The revolving line of credit for working capital purposes in the nominal principal amount of $750,000 has a maturity date of March 2001 and requires monthly payments of interest only. At December 31, 2000 the outstanding principal balance was $745,000. The revolving line of credit for equipment purchases in the nominal amount of $2,200,000 has a maturity date of April 2005, and requires monthly payments of interest only through March 2001, and thereafter amortizes in 48 equal monthly payments of principal plus accrued interest. At December 31, 2000, the outstanding principal balance on the equipment line of credit was $2,200,000. Each loan is secured by Matrix' assets and bears interest at the bank's prime rate (9.00% at December 31, 2000).

Under the credit facilities, Matrix is required to meet three covenants. At December 31, 2000, the company was in compliance with one of the three bank covenants. Matrix was in compliance with the minimum tangible net worth covenant, but was out of compliance with the debt to tangible net worth ratio and the cash flow coverage of capital expenditures covenants. The bank has waived the non-compliance of the debt covenants as of December 31, 2000.

Details of notes payable are as follows:

                                                                 December 31,
                                                                2000        1999
                                                           ---------------------
Notes Payable due in aggregate monthly
installments of $11,471 including interest at
9.752%, final payment due April 30, 2004,
collateralized by equipment                                     $390        $ --

Notes Payable due in aggregate monthly
installments of $7,974 through various dates in
2003, including interest ranging from 8.35%
to 9.25%, collateralized by equipment                            146         115

Note Payable due in monthly installments of
$2,440 through various dates in 2003, including
interest at an average rate of 7.47%,
collateralized by automobiles                                     65          30
                                                           ---------------------
                                                                $601        $145
                                                           =====================

The capitalized lease obligations are secured by the leased equipment.

Aggregate annual maturities of other borrowings, including future minimum lease payments under capitalized lease obligations, were as follows as of December 31, 2000:

                                              (dollars in thousands)
    2001                                                                 $ 1,655
    2002                                                                     982
    2003                                                                     911
    2004                                                                     642
    2005                                                                      92
                                                                  --------------
      Aggregate payments to be made                                        4,282
         Less: amount representing interest                                   20
                                                                  --------------
                                                                          $4,262
                                                                  ==============

The amount represented by bank lines of credit for 1999 of $517,000 was owed to a financial institution, pursuant to a credit facility of $600,000, which was collateralized by substantially all the assets of Matrix and bore interest at prime plus 1.625% (10.13% at December 31, 1999). The line of credit was repaid in April 2000 from the current line of credit, described above.

13. GAIN ON SALE OF EQUITY INVESTMENT

On February 26, 1998, the Corporation sold its 40% interest in Pink Dot, Inc. ("Pink Dot") to the majority owner of Pink Dot ("the buyer") for $6,000,000. The Corporation recorded a gain of $5,887,000 in connection with this sale, which is reflected in "Gain from equity investments" in the Consolidated Statement of Operations for the year ended December 31, 1998.

14. INCOME TAXES

The benefit (provision) for income taxes for the years ended December 31, 2000, 1999, and 1998 includes the following (in thousands):

                                                   2000         1999          1998
                                                -------      -------       -------
Current tax (provision) benefit
   Federal                                          369      $(1,163)      $  (548)
   State                                             46         (330)        1,153

Deferred tax (provision) benefit
   Federal                                        4,628         (258)       (2,457)
   State                                          1,551          (92)         (150)
                                                ----------------------------------
Total (provision) benefit for income taxes      $ 6,594      $(1,843)      $(2,002)
                                                ==================================

The Corporation had tax net operating loss carryforwards at December 31, 2000 of approximately $232,000 for federal purposes.

The income tax benefit (provision) reflects effective rates of (113.7%), 41.8% and 26% on income before income taxes for the years ended December 31, 2000, 1999, and 1998, respectively. The income tax provision differs from the amounts computed by applying the statutory federal income tax rate of 34% to the income before income taxes for the following reasons (in thousands):

                                                                                    2000          1999          1998
--------------------------------------------------------------------------------------------------------------------
Tax expense at statutory federal income tax rate                                 $    36       $(1,619)      $(2,657)
California franchise tax, net of federal benefit                                     869          (291)         (467)
Legal settlement                                                                   5,718            --            --
Adjustment to prior year tax liability                                                --            --         1,113
Minority interest                                                                     66           157            20
Other, net                                                                           (95)          (90)          (11)
--------------------------------------------------------------------------------------------------------------------
                                                                                 $ 6,594       $(1,843)      $(2,002)
--------------------------------------------------------------------------------------------------------------------

At December 31, 2000 and 1999, the Corporation had cumulative deferred taxes payable of $2,172,000 and $8,230,000, respectively. Tabulated below are the significant components of the net deferred tax liability at December 31, 2000 and 1999 (in thousands):

Components of the deferred tax asset:                       2000            1999
                                                          ----------------------
    Net operating loss carryforward                       $   79          $  150
    State taxes                                              143             797
    Loan fee income                                           66              54
    Unrealized holding loss on
       securities available-for-sale                          --              79
    Allowance for doubtful accounts                          293              --
    Amortization of goodwill                                 672              --
    Other                                                    583             436

                                                          ----------------------
Deferred tax asset                                         1,836           1,516
                                                          ----------------------

Components of the deferred tax liability:
    Legal settlements                                     (2,889)        (9,268)
    Depreciation                                            (949)            --
    Unrealized gains on limited partnerships
       that invest in securities                             (16)          (478)
    Unrealized holding gain on
       securities available-for-sale                        (154)            --
                                                         -----------------------
Deferred tax liability                                    (4,008)        (9,746)
                                                         -----------------------

Net deferred tax liability                               $(2,172)       $(8,230)
                                                         =======================

Net state deferred tax liability                         $  (447)       $(1,939)
Net federal deferred tax liability                        (1,725)        (6,291)
                                                         -----------------------
                                                         $(2,172)       $(8,230)
                                                         =======================

In evaluating the realizability of its deferred tax assets, management has considered the turnaround of deferred tax liabilities during the periods in which temporary differences become taxable or deductible.

During the year ended December 31, 2000, certain provisions previously established as deferred tax liabilities were reversed, based on the expiration of the periods for potential assessment for such taxes. These provisions relate to legal settlement revenues received by the Corporation in prior years. The current year reversal represents the majority of the established liability for deferred taxes on the legal settlement revenues. The remaining deferred tax liability of $2,889,000 will be evaluated for reversal in future years on the same basis as the current year reversal.

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

Since the Corporation's original claims for refund were initially established as receivables due from the FTB but were subsequently fully reserved for due to uncertainty as to recovery, the combined refunds from the FTB in the amount of $1,686,000 have been recorded as a reduction of the Corporation's provision for income taxes and the accrued interest from the FTB in the amount of $2,644,000 has been recorded as interest income during the year ended December 31, 1998.

15. SUPPLEMENTAL CASH FLOW INFORMATION

The tax effect of unrealized (losses) gains on securities available-for-sale for the years ended December 31, 2000, 1999 and 1998 was $232,000, $130,000 and
$88,000, respectively.

                                                                           Year  ended         Year  ended
                                                                        December 31, 2000    December 31, 1999
                                                                        --------------------------------------
Supplemental schedule of cash flow information:

Interest paid                                                              $    260,000      $     59,000
                                                                        ======================================
Income taxes paid                                                          $  1,886,000      $    916,000
                                                                        ======================================

Supplemental schedule of non-cash investing and financing activities:

Conversion of note receivable inclusive of $57,000
   of accrued interest into a 50% equity investment                        $         --      $    857,000
                                                                        ======================================

In connection with the Corporation's acquisition of subsidiaries in 1999 (see
Note 2) for an aggregate purchase price of $12,489,000, liabilities were assumed as follows:

      Fair value of assets acquired and goodwill                             $ 16,051,000
      Conversion and elimination of Physician Advantage note receivable        (1,858,000)
      Minority interests in net assets acquired                                  (812,000)
      Cash paid and amounts owing to sellers for acquisitions                 (10,631,000)
                                                                             ------------
      Liabilities assumed at closing                                         $  2,750,000
                                                                             ============

16. LAWSUIT SETTLEMENT

During 1999 the Corporation received $192,000 in net proceeds from the settlement of claims asserted in a class action lawsuit filed against Drexel Burnham Lambert, Inc., Michael Milken and various other parties in 1989 and settled in 1993. In 1998, the Corporation received $52,000 in net proceeds from the same settlement.

17. NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. As a result of the income per share methods required to be disclosed by the Corporation under SFAS No. 128, the Statement also requires disclosure of a reconciliation from Basic Net Income Per Common Share to Diluted Net Income Per Common Share for the years ended December 31, 2000, 1999 and 1998, as follows:

                                                                            WEIGHTED               NET
                                                         NET                AVERAGE               INCOME
                                                        INCOME               SHARES              PER SHARE
                                                  ------------------  --------------------- -------------------
DECEMBER 31, 2000
BASIC NET INCOME PER COMMON SHARE
Income available to common stockholders                  $6,989,000           8,052,000              $0.87
Dilutive effect of stock options                                                  5,000
DILUTED NET INCOME PER COMMON SHARE
Income available to common stockholders                  $6,989,000           8,057,000              $0.87

DECEMBER 31, 1999
BASIC NET INCOME PER COMMON SHARE
Income available to common stockholders                 $ 2,323,000           7,835,000              $0.30
Dilutive effect of stock options                                                117,000
DILUTED NET INCOME PER COMMON SHARE
Income available to common stockholders                  $2,323,000           7,952,000              $0.29

DECEMBER 31, 1998
BASIC NET INCOME PER COMMON SHARE
Income available to common stockholders                  $5,827,000           7,835,000              $0.74
Dilutive effect of stock options                                                 93,000
DILUTED NET INCOME PER COMMON SHARE
Income available to common stockholders                  $5,827,000           7,928,000              $0.73

18. STOCK OPTION PLAN

During 1997, the Corporation's Board of Directors adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which was approved at the Annual Meeting of Shareholders on June 2, 1998. The 1997 plan replaces the plans that expired in 1996. An aggregate of one million shares of the Corporation's common stock may be issued under the 1997 Plan.

The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $1.27, $1.34 and $1.37, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 6.40%, 6.36% and 5.41% for 2000, 1999 and 1998, respectively, expected volatility of 43%, 41% and 43% for 2000, 1999 and 1998, respectively, and an expected life of 4.42 years.

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

                                               2000           1999           1998
                                               ----           ----           ----
      Net income
          As reported                     $   6,989      $   2,323      $   5,827
          Pro forma                           6,952          2,256          5,779
      Net income per share (diluted)
           As reported                    $     .87      $     .29      $     .73
           Pro forma                            .86            .28            .73

Stock option activity during the periods indicated is as follows:

                                                                                        Weighted Average
                                               Number of              Option              Option Price
                                                 Shares                Price                Per Share
                                          --------------------   ------------------   --------------------
  Balance at December 31, 1998                    410,000            $ 1.81 - 3.00            $2.12
       Granted                                     50,000                     3.25             3.25
       Exercised                                       --
       Cancelled                                       --
       Expired                                         --
                                          --------------------   ------------------   --------------------
  Balance at December 31, 1999                    460,000            $ 1.81 - 3.25           $ 2.24
       Granted                                     70,000                     3.00             3.00
       Exercised                                 (290,000)           $ 1.81 - 1.99             1.97
       Cancelled                                       --
       Expired                                         --
                                          --------------------   ------------------   --------------------

  Balance at December 31, 2000                    240,000            $ 2.37 - 3.25            $2.79
                                          ====================   ==================   ====================

At December 31, 2000 and 1999, the weighted-average remaining contractual life of outstanding options was 2.69 and 1.57 years, respectively.

At December 31, 2000 and 1999, the number of options exercisable was 82,500 and 335,000, respectively, and the weighted-average exercise price of those options was $2.58 and $2.03, respectively.

19. COMMITMENTS AND CONTINGENCIES

The Corporation may be required to make additional contingent payments ("earnout") in connection with the acquisition of One Source. Such future contingent payments, if any, will not exceed an aggregate of $1,019,074 payable in maximum installments of $509,537 for each of the two years ending December 31, 2001 and 2002. The earnout is to be determined on an annual basis for the years 2001 and 2002, based on Annual Adjusted Earnings (as defined) for the applicable year. The earnout provision was applicable for both 1999 and 2000, and resulted in the maximum earnout consideration of $509,537 being payable for each of those years. (See Note 2).

Certain tax years remain open for examination by taxing authorities. Management believes that there are adequate provisions for any potential adjustments that might be asserted with respect to these years. There are no examinations currently in progress and management, but management has been notified of a pending examination for the year ended December 31, 1998. As the period for potential assessment expires with respect to each prior year and if no need for adjustment has occurred, management expects that the related provisions would be reversed. The period of potential assessment for the majority of these provisions expired during the year ended December 31, 2000.

Aggregate minimum lease commitments under long-term operating leases as of December 31, 2000 are as follows: (dollars in thousands)

                  2001                                  $ 742
                  2002                                    512
                  2003                                    309
                  2004                                    198
                  2005                                    181
                  Thereafter                               11
                                              ----------------

                                                      $ 1,953
                                              ================

Minimum lease payments represent guaranteed minimum rentals based on existing operating leases, including office and warehouse rentals and various equipment leases.

The Corporation recorded $723,815, $435,513 and $130,167 in rent expense for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Other investments

The fair value of other investments is estimated to approximate cost of $490,000 at December 31, 2000. Fair value is assumed to equal cost due to a lack of a readily determinable market value.

Notes payable and lines of credit

The recorded value of notes payable and lines of credit approximates fair value, as the contractual rate of interest approximates the market rate of interest, or because the interest rate of these instruments is based on variable reference rates.

21. QUARTERLY SUMMARY OF OPERATIONS (UNAUDITED)

The following quarterly summary of operations is unaudited. The Corporation has amended its revenue recognition policy for Westland pursuant to EITF 99-19 (see
Note 1). This change in revenue recognition has been applied retroactively for all quarters presented below. There is no impact to net income or earnings per share as a result of this change in revenue recognition policy.

In the opinion of the Corporation's management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the interim periods presented, have been included (in thousands, except per share data):

                                                           1st                  2nd                 3rd                 4th
                                                           Qtr.                Qtr.                 Qtr.               Qtr.
                                                      ---------------     ----------------      -------------     ----------------
Year ended 12/31/00
Total revenues                                              $6,650               $6,840             $6,941             $7,847
Total expenses                                               6,141                6,771              7,243              8,228
Income (loss) from continuing
  operations before income
  taxes and minority interests                                 509                   69               (302)              (381)
Net income (loss)                                              815                 (108)             6,595               (313)
Basic earnings (loss) per share                               0.10                (0.01)              0.81              (0.03)
Diluted earnings(loss) per share                              0.10                (0.01)              0.81              (0.03)

Year ended 12/31/99
Total revenues                                              $3,327               $5,560             $3,949            $ 6,230
Total expenses                                               2,598                3,565              3,790              4,708
Income from continuing
  operations before income
  taxes and minority interests                                 729                1,995                159              1,522
Net income                                                     402                1,055                 53                813
Basic earnings per share                                      0.05                 0.13               0.01               0.11
Diluted earnings per share                                    0.05                 0.13               0.01               0.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8:

           Consolidated Statements of Financial Condition
               as of December 31, 2000 and 1999
           Consolidated Statements of Operations
               for the Three Years in the Period Ended December 31, 2000 Consolidated Statements of Shareholders' Equity
               for the Three Years in the Period Ended December 31, 2000 Consolidated Statements of Cash Flows
               for the Three Years in the Period Ended December 31, 2000 Consolidated Statements of Comprehensive Income
               for the Three Years in the Period Ended December 31, 2000 Notes to Consolidated Financial Statements
               for the Three Years in the Period Ended December 31, 2000

(a)(2) Financial Statement Schedules

      All schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes.

(b) Reports of Form 8-K

      No reports were filed on Form 8-K during the fourth quarter of 2000.

(c) Exhibits

      See "Index to Exhibits."

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTMINSTER CAPITAL, INC.


March 30, 2001                            By:  /s/ William Belzberg
                                               ---------------------
                                               William Belzberg,
                                               Chairman of the Board
                                               Chief Executive Officer


                                          By:  /s/ Rui Guimarais
                                               ---------------------
                                               Rui Guimarais,
                                               Chief Financial Officer, and
                                               Principal Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                      Capacity                           Date

/s/ William Belzberg            Chairman of the Board          March 30, 2001
---------------------           of Directors and
William Belzberg                Chief Executive Officer

/s/ Keenan Behrle               Director                       March 30, 2001
---------------------
Keenan Behrle

/s/ Hyman Belzberg              Director                       March 30, 2001
---------------------
Hyman Belzberg

/s/ Samuel Belzberg             Director                       March 30, 2001
---------------------
Samuel Belzberg

/s/ Bruno DiSpirito             Director                       March 30, 2001
---------------------
Bruno DiSpirito

/s/ Barbara C. George           Director                       March 30, 2001
---------------------
Barbara C. George

/s/ Monty Hall                  Director                       March 30, 2001
---------------------
Monty Hall

/s/ Lester Ziffren              Director                       March 30, 2001
---------------------
Lester Ziffren

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

2.4 Stock Purchase Agreement dated as of December 31, 1997 between the Corporation and the shareholders of Westland Associates, Inc., a California corporation (filed as Exhibit 2.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference).

2.5 Membership Interest Purchase Agreement, dated January 11, 1999, between the Corporation and One Source Industries, Inc. (filed as
            Exhibit 2.1 to the Registrant's Report on Form 8-K dated January 11, 1999 and incorporated herein by this reference).

2.6 Amended and Restated Operating Agreement of One Source Industries, LLC Inc. (filed as Exhibit 2.2 to the Registrant's Report on Form 8-K dated January 11, 1999 and incorporated herein by this reference).

2.7 Stock Purchase Agreement dated as of November 23, 1999 between the Corporation and the shareholders of Logic Technology Group, Inc., a California corporation (filed as Exhibit 2.1 to the Registrant's Report on Form 8-K dated December 13, 1999 and incorporated herein by this reference).

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

10.2 1986 Incentive Stock Option Plan and 1986 Nonstatutory Stock Option Plan (filed as Exhibit 4.1 to the Registrant's Post Effective Amendment No.1 to Form S-8 filed on June 23, 1995 as Registration No. 33-21177 and incorporated herein by this reference).

10.3 Form of Stock Option Agreement (filed as Exhibit 4.2 to the Registrant's Post Effective Amendment No.1 to Form S-8 filed on June 23, 1995 as Registration No. 33-21177 and incorporated herein by this reference).

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

10.7 Convertible Secured Note Purchase Agreement dated November 20, 1997 between the Corporation and Physician Advantage LLC, Michael H. Burnam and Sheldon A.E. Rosenthal (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference).

10.8 Loan Agreement dated September 23, 1997 between the Corporation and Touch Controls, Inc., a California Corporation (filed as Exhibit
            10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference).

10.9 Secured Convertible Promissory Note dated September 23, 1997 between the Corporation and Touch Controls, Inc., a California Corporation (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference).

10.10 1997 Stock Incentive Plan (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference).

21          Subsidiaries of Registrant.

99.1 Press Release dated January 12, 1999 (filed as Exhibit 99.1 to the Registrant's Report on Form 8-K dated January 11, 1999 and incorporated herein by this reference).