Form 10-Q
period 2001-03-31
WESTMINSTER CAPITAL INC
filed 2001-05-15
CIK 34489

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☒ Yes   ☐  No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 8,124,607

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)

ASSETS	March 31, 2001	December 31, 2000
Cash and cash equivalents	$7,597,000	$6,227,000
Securities available-for-sale, at fair value	14,867,000	17,330,000
Accounts receivable, net of reserve of $324,000 in 2001 and $376,000 in 2000	4,549,000	4,305,000
Loans receivable, net	5,416,000	5,224,000
Investment in limited partnerships that invest in securities	2,166,000	1,899,000
Other investments	490,000	490,000
Accrued interest receivable	346,000	381,000
Income tax receivable	453,000	780,000
Inventories	496,000	462,000
Property and equipment, net	5,649,000	5,763,000
Goodwill, net	9,363,000	9,513,000
Other assets	873,000	845,000
Total Assets	$52,265,000	$53,219,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$1,737,000	$2,264,000
Accrued expenses	1,179,000	1,404,000
Due to sellers	-	510,000
Other borrowings	3,880,000	4,262,000
Deferred income taxes	2,167,000	1,831,000
Minority interests	1,140,000	1,091,000
Total Liabilities	10,103,000	11,362,000

SHAREHOLDERS’ EQUITY:

Common stock, $1 par value: 30,000,000 shares authorized: 8,125,000 shares issued and outstanding in 2001 and 2000	8,125,000	8,125,000
Capital in excess of par value	56,223,000	56,223,000
Accumulated deficit	(22,191,000)	(22,684,000)
Accumulated other comprehensive income	5,000	193,000
Total Shareholders’ Equity	42,162,000	41,857,000
Total Liabilities and Shareholders’ Equity	$52,265,000	$53,219,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2001	MARCH 31, 2000
REVENUES:
Sales to packaging customers	$2,955,000	$2,807,000
Equipment rental and sales	2,429,000	2,275,000
Group purchasing revenues	370,000	302,000
Finance and secured lending revenues	843,000	1,266,000
Total Revenues	6,597,000	6,650,000
COSTS AND EXPENSES:
Cost of sales - packaging	1,796,000	1,660,000
Cost of sales - equipment rental and sale	1,585,000	1,007,000
Selling, general and administrative	2,180,000	3,014,000
Depreciation and amortization	469,000	438,000
Interest expense	94,000	22,000
Total Costs and Expenses	6,124,000	6,141,000

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	473,000	509,000

INCOME TAX PROVISION	(248,000)	(304,000)

MINORITY INTERESTS, NET	(49,000)	(83,000)

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	176,000	122,000

DISCONTINUED OPERATIONS	-	693,000

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	176,000	815,000

CUMULATIVE EFFECT OF ACCOUNTING CHANGE NET OF INCOME TAXES	317,000	-

NET INCOME	$493,000	$815,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2001	MARCH 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$493,000	$122,000
Cumulative effect of accounting change	(530,000)	-
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Provisions for loan losses (recoveries) and doubtful receivables, net	(52,000)	-
Depreciation, amortization, and accretion, net	576,000	438,000
Loss on sales of securities available-for-sale	1,000	3,000
Gain on sale of other investments	-	(450,000)
Appreciation of derivative instruments	(99,000)	-
Disposal of rental equipment	45,000	-
Net change in deferred income taxes	472,000	-
Unrealized gains on limited partnerships that invest in securities	(267,000)	(246,000)
Gain from equity and other investments	(8,000)	(67,000)
Change in assets and liabilities, net of effects from acquisitions of subsidiaries:
Increase in accounts receivable	(192,000)	(577,000)
Decrease in accrued interest receivable	35,000	57,000
Net change in current income taxes	327,000	(102,000)
Increase in other assets	(20,000)	(105,000)
Increase in inventories	(34,000)	(139,000)
(Decrease) increase in accounts payable	(527,000)	367,000
(Decrease) increase in accrued expenses	(225,000)	161,000
Net change in minority interests	49,000	30,000
Net cash provided by (used in) operating activities	44,000	(508,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities	(29,308,000)	(2,170,000)
Proceeds from sales and maturities of securities	32,075,000	2,764,000
Loan originations	(250,000)	-
Principal collected on loan receivables	58,000	-
Proceeds from liquidation of limited partnership interest	-	125,000
Proceeds from liquidation of other investments	-	750,000
Purchases of property and equipment	(357,000)	(1,064,000)
Net cash provided by investing activities	2,218,000	405,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Seller financing repayments	(510,000)	(1,749,000)
Repayment of installment debt and capital lease obligations	(382,000)	(28,000)
Net cash used in financing activities	(892,000)	(1,777,000)
Net cash provided by (used in) continuing operations	1,370,000	(1,880,000)
Net cash provided by discontinued operations	-	957,000
Net change in cash and cash equivalents	1,370,000	(923,000)
Cash and cash equivalents, beginning of period	6,227,000	1,406,000
Cash and cash equivalents, end of period	$7,597,000	$483,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2001	MARCH 31, 2000

Net income	$493,000	$815,000

Other comprehensive income, net of tax:

Unrealized gains on securities:
Unrealized holding (losses) gains arising during period, net	(11,000)	85,000
Less: reclassification adjustment for gains included in net income, net	(177,000)	(1,000)

Other comprehensive (loss) income	(188,000)	84,000

Comprehensive income	$305,000	$899,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

1.          BASIS OF PRESENTATION AND CUMULATIVE ACCOUNTING CHANGE

In the opinion of Westminster Capital, Inc. and consolidated entities (the "Corporation"), the accompanying unaudited consolidated financial statements, prepared from the Corporation's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation's financial condition as of March 31, 2001 and December 31, 2000, and the results of operations, statements of cash flows and statements of comprehensive income for the periods ended March 31, 2001 and 2000.

The consolidated financial statements include the accounts of Westminster Capital, Inc. and its subsidiaries including a 100% interest in Westland Associates, Inc. (“Westland”), an 80% interest in One Source Industries, LLC (“One Source”), a 70% interest in Physician Advantage, LLC (“Physician Advantage”) and a 68% interest in Logic Technology Group, Inc., dba Matrix Visual Solutions (“Matrix”).

The sale of Global Telecommunications on January 31, 2000 is reflected as a discontinued operation in these consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary to present the financial position, results of operations, statements of cash flows and statements of comprehensive income in conformity with accounting principles generally accepted in the United States of America.  The material set forth below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent report on Form 10-K for the year ended December 31, 2000, which contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000 and for the year then ended.

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

The Corporation has adopted SFAS 133 effective January 1, 2001.  The Corporation may receive or invest in warrants in connection with its various finance and secured lending activities.  The adoption of SFAS 133 has resulted in a $317,000 cumulative effect transition adjustment to net income relating to warrants held at December 31, 2000, which qualify as derivatives.  The cumulative effect transition adjustment net of income tax is shown as a cumulative effect accounting change in the Statement of Operations and was determined using the Black Scholes pricing model.  The computed fair value of these warrants using this valuation methodology results in an appreciation that is $165,000 greater than the intrinsic value of the underlying common stock represented by these warrants, net of the exercise price.  Prior to January 1, 2001, appreciation of these warrants was included in other comprehensive income.

Appreciation on these warrants since January 1, 2001 of $99,000 is recognized in the Statement of Operations under “Finance and secured lending revenues.”

2.          SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are carried at estimated fair value.  The amortized cost and estimated fair value of securities available for sale at March 31, 2001 and December 31, 2000 are as follows (in thousands):
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value
March 31, 2001:
U.S. Treasury and Agency Securities	$14,216	$2	$-	$14,218
Equity and Other Debt Securities	629	20	-	649
Total	$14,845	$22	$-	$14,867

December 31, 2000:
U.S. Treasury and Agency Securities	$16,983	$24	$-	$17,007
Equity and Other Debt Securities	-	323	-	323
Total	$16,983	$347	$-	$17,330

Maturities of U.S. Treasury and Agency Securities were as follows at March 31, 2001(in thousands):

	Amortized	Fair
	Cost	Value
Due within one year	$14,216	$14,218

Due after one year through five years	-	-
	$14,216	$14,218

Gross unrealized gains include the value ascribed to warrants, which have a readily determinable value, whether detached or attached to securities.

3.          LOANS RECEIVABLE

The Corporation’s loans receivable outstanding at March 31, 2001 and December 31, 2000 were comprised of the following (in thousands):
	March 31, 2001	December 31, 2000

Loans, net of loan fees, secured by trust deeds or mortgages	$5,166	$5,224
Loans secured by other collateral	250	-

Total	$5,416	$5,224

4.          GOODWILL

The Corporation’s investments in operating businesses include purchased goodwill recorded as follows (in thousands):
		Accumulated	Amortization	Net
	Purchased	Amortization	for 3 months	Unamortized
	Goodwill	At 1/1/01	ended 3/31/01	cost at 3/31/01
March 31, 2001:
One Source Industries	$5,825	$(509)	$(75)	$5,241
Matrix Visual Solutions	3,411	(189)	(42)	3,180
Westland Associates	888	(277)	(22)	589
Touch Controls	456	(92)	(11)	353
Total	$10,580	$(1,067)	$(150)	$9,363

		Accumulated	Amortization	Net
	Purchased	Amortization	for 12 months	Unamortized
	Goodwill	at 1/1/00	Ended 12/31/00	cost at 12/31/00
December 31, 2000
One Source Industries	$5,825	$(240)	$(269)	$5,316
Matrix Visual Solutions	3,411	(18)	(171)	3,222
Physician Advantage	1,577	(99)	(1,478)	—
Westland Associates	888	(188)	(89)	611
Touch Controls	456	(46)	(46)	364
Total	$12,157	$(591)	$(2,053)	$9,513

5.          OTHER BORROWINGS

Other borrowings include bank credit facilities comprised of a term loan and two revolving lines of credit. The term loan is in the principal amount of $750,000 and requires monthly principal and interest payments amortizing over a five-year term beginning April 2000. The outstanding principal balance at March 31, 2001 was $562,500.

The revolving line of credit for working capital purposes in the nominal principal amount of $750,000 has a maturity date of March 2004 and requires monthly payments of interest only.  At March 31, 2001 the outstanding principal balance was $470,000.

The revolving line of credit for equipment purchases in the nominal amount of $2,200,000 has a maturity of April 2005, and requires monthly payments of interest only through March 2001, and thereafter amortizes in 48 equal monthly payments of principal plus accrued interest. At March 31, 2001, the outstanding principal balance on the equipment line of credit was $2,200,000.

Each loan is secured by Matrix’ assets and bears interest at the bank’s prime rate (8.00% at March 31, 2001).

In addition to Matrix’ bank lines of $3,232,500, other borrowings are comprised of various capitalized leases and other installment debt of $647,500.

The Matrix credit facilities require compliance with three covenants.  Matrix was not in compliance with two of these covenants at March 31, 2001, which non-compliance has been waived by the bank until June 30, 2001.

6.          SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended	Three months ended
	March 31, 2001	March 31, 2000
Supplemental schedule of cash flow information:

Interest paid	$94,000	$22,000
Income taxes paid	$22,000	$867,000

Supplemental schedule of non-cash investing and financing activities:

Tax effect of unrealized gains on securities available-for-sale	$(7,000)	$61,000

7.          SEGMENT INFORMATION

Revenues, gross profit and other financial data for continuing operations of the Corporation’s industry segments for the quarters ended March 31, 2001 and 2000 are set forth below.  All revenues are earned in the United States of America (dollars in thousands).
	Point-of-				Total
	purchase	Equipment	Group	Finance and	Reportable
	display and	rental and	purchasing	secured	Segment
	packaging	sales	services	lending	Totals
2001
Revenues	$2,955	$2,429	$370	$843	$6,597
Gross profit	1,159	844	370	843	3,216
Selling, general and administrative	734	483	385	578	2,180
Depreciation, amortization, accretion, net (1)	112	301	41	15	469
Interest expense	14	77	3	-	94
Income (loss) before income taxes (2)	299	(17)	(59)	250	473
Total assets	9,058	10,005	1,567	31,635	52,265

2000
Revenues	$2,807	$2,275	$302	$1,266	$6,650
Gross profit	1,147	1,268	302	1,266	3,983
Selling, general and administrative	764	840	787	623	3,014
Depreciation, amortization, accretion, net (1)	102	231	84	21	438
Interest expense	5	13	4	-	22
Income (loss) before income taxes (2)	276	184	(573)	622	509
Total assets	8,772	4,969	3,096	33,826	50,663

(1) Excludes depreciation and amortization charges to cost of sales.
(2) Income (loss) before taxes represents income before taxes and minority interests.

8.          NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents.  The dilutive effect of outstanding stock options is calculated using the treasury stock method.  Diluted earnings per common share exclude incremental shares related to employee stock options due to their antidilutive effect for the current quarter ended March 31, 2001.

	Three months ended	Three months ended
	March 31, 2001	March 31, 2000
Net Income Per Common Share:
Basic:
Income from continuing operations before cumulative effect of accounting change	$.02	$.02
Cumulative effect of accounting change	.04	-
Income from discontinued operations	-	.08
Net income	$.06	$.10

Diluted:

Income from continuing operations before cumulative effect of accounting change	$.02	$.02
Cumulative effect of accounting change	.04	-
Income from discontinued operations	-	.08
Net income	$.06	$.10
Weighted Average Shares Outstanding:
Basic	8,125,000	7,835,000
Diluted	8,125,000	7,950,000

ITEM  2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             This report contains forward-looking statements regarding various aspects of the Corporation's business and affairs, including statements about the adequacy of collateral for loans in default and the future cash needs of the Corporation.  The words "expect," “estimate," "believe" and similar expressions and variations are intended to identify forward-looking statements.  These forward-looking statements involve substantial risks and uncertainties.  The actual results could differ materially from those discussed in the forward-looking statements.  Statements about future earnings and revenues and the adequacy of cash resources for future needs are uncertain because of the unpredictability of future events affecting such statements.  Statements about the adequacy of real estate collateral involve predictions as to what a buyer will be willing to pay for the property in the future, which cannot be known with certainty.  Readers are cautioned not to put undue reliance on such forward-looking statements.  The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2001 and 2000

Revenues

             Our revenues decreased by $53,000 or 1% from $6,650,000 for the quarter ended March 31, 2000 to $6,597,000 for the quarter ended March 31, 2001. Revenues decreased due to reduced revenues of $423,000 from the finance and secured lending segment, offset by increases in revenues from other business segments as follows:

•   Sales to packaging customers increased by $148,000.
•   Equipment rental and sales revenues increased by $154,000.
•   Group purchasing revenues increased by $68,000.

             Revenues of One Source, reported under “Sales to packaging customers” in the Consolidated Statements of Operations, were $2,955,000 during the quarter ended March 31, 2001, compared to $2,807,000 during the quarter ended March 31, 2000.  Revenues increased by $148,000 or 5% due to increased sales of display packaging to consumer product manufacturers.

             Revenues of Matrix, reported under “Equipment rental and sales” in the Consolidated Statements of Operations were $2,429,000 during the quarter ended March 31, 2001, compared to $2,275,000 during the quarter ended March 31, 2000.  Revenues increased by $154,000 or 7% reflecting the growth in the business due to expanded sales efforts, including increased sales staff and the expansion of newly established staging and trade show product lines.

             Revenues of Westland represented by gross sales less cost of sales, reported on a net basis under “Group purchasing revenues” in the Consolidated Statements of Operations, were $237,000 in 2001 compared to $227,000 in 2000.  Revenues increased by 4% due to expanded product offerings from new and existing vendor relationships.

             Revenues of Physician Advantage, reported under “Group purchasing revenues” in the Consolidated Statements of Operations, were $133,000 in 2001 compared to $75,000 in 2000.  Revenues increased by $58,000 due to increased sales to physicians resulting in increased commissions earned from third party distributors.

             Finance and secured lending revenues were $843,000 for the quarter ended March 31, 2001 compared to $1,266,000 for the quarter ended March 31, 2000. The net decline in finance and secured lending revenues of $423,000 is attributable to the following:

•	During the quarter ended March 31, 2000, we recorded a gain of $450,000 from the sale of an equity investment with no such gain in the current quarter.
•	The gain on our equity interest in Touch Controls was $8,000 in the quarter ended March 31, 2001, compared to a gain of $67,000 in the quarter ended March 31, 2000.
•	Interest on loans was $181,000 lower in the current quarter.

             Significant countervailing impacts to the net decline in finance and secured lending revenues in the current quarter were:

•	The recording of a gain of $99,000 from the appreciation of derivative instruments in the current quarter with no such appreciation in the corresponding prior year quarter.
•	The receipt of $154,000 in legal settlement revenues with no such revenues in the corresponding prior year quarter.

             Interest on loans was $2,000 for the quarter ended March 31, 2001 as compared to $183,000 for the quarter ended March 31, 2000, due mainly to the non-accrual of interest on a non-performing loan in the current quarter ended March 31, 2000 (see Loans Receivable and Past Due Loans below).  Interest on securities available-for-sale and money market funds was $308,000 during the quarter ended March 31, 2001 as compared to $288,000 during the quarter ended March 31, 2000.

             During the quarter ended March 31, 2001, we recorded unrealized gains on limited partnerships that invest in securities of $267,000 compared to unrealized gains of $246,000 during the quarter ended March 31, 2000.  These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting.  The unrealized gain for 2000 is net of a permanent impairment write-down of $144,000 on one of these limited partnership investments.

Gross Profit

             Gross profit generated by One Source was $1,159,000 in 2001, compared to $1,147,000 in 2000.  Cost of sales for this segment of $1,796,000 for 2001 and $1,660,000 for 2000 is included under the caption “Cost of sales.”  The gross profit as a percentage of revenues decreased from 40.9% to 39.2% compared to 2000, due mainly to increases in material costs and allocated overhead for both the clamshell and point-of-purchase product lines.

             Gross profit generated by Matrix was $844,000 in 2001, compared to $1,268,000 in 2000.  Cost of sales for this segment of $1,585,000 for 2001 and $1,007,000 for 2000 is included under the caption “Cost of sales.”  Gross profit is lower in 2001 due to the reclassification of certain expenses to cost of sales in 2001 compared to 2000.

             Group purchasing revenues of $370,000, representing revenues of $237,000 and $133,000 generated by Westland and Physician Advantage, respectively, are net revenues earned from group purchasing activities, and, as such, represent the gross profits earned by these entities.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses decreased by $834,000 from $3,014,000 for the quarter ended March 31, 2000 to $2,180,000 for the quarter ended March 31, 2001.  The decrease reflects reductions in selling, general and administrative expenses in all business segments.

             Selling, general and administrative expenses for One Source were $734,000 for the quarter ended March 31, 2001, compared to $764,000 for the quarter ended March 31, 2000.

             Selling, general and administrative expenses for Matrix were $483,000 for the quarter ended March 31, 2001, compared to $840,000 for the quarter ended March 31, 2000.  The significant reduction in expenses during the current quarter reflects a reclassification of direct labor and indirect operating expenses from selling, general and administrative expenses to cost of sales during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000.

             Selling, general and administrative expenses for the group purchasing segment were $385,000 for the quarter ended March 31, 2001, compared to $787,000 for the quarter ended March 31, 2000.  This significant reduction in expense is attributable to lower payroll and marketing costs during the current quarter attributable to various cost cutting initiatives and to web site development costs incurred in the quarter ended March 31, 2000, which did not recur in the quarter ended March 31, 2001.

             Selling, general and administrative expenses for the finance and secured lending segment were $578,000 for the quarter ended March 31, 2001, compared to $623,000 for the quarter ended March 31, 2000.  This decrease relates mainly to lower legal and business consulting expenses.

Depreciation and Amortization

             Depreciation and amortization increased from $438,000 for the quarter ended March 31, 2000 to $469,000 for the quarter ended March 31, 2001. The increase is attributable to an increased depreciable base of operating assets, offset by a reduction of goodwill amortization of $39,000 as a result of a previous permanent impairment write-down of Physician Advantage’s goodwill.

Income Tax

             An income tax provision of $248,000 was recorded for 2001.  This provision represents a combined federal and state effective tax rate of 52%.  In 2000, an income tax provision of $304,000 was recorded, representing a 60% effective tax rate.  The effective rate is higher than the statutory tax rate due to permanent tax differences as a result of non-deductible costs.

Minority Interests

             The minority interests in net income decreased from $83,000 for the quarter ended March 31, 2000 to $49,000 for the quarter ended March 31, 2001, due mainly to the lower net income attributable to the minority shareholder of Matrix of $38,000.

Discontinued Operations

             On January 31, 2000 we sold Global Telecommunications.  In connection with this sale, we recorded a gain on disposal of $693,000, net of estimated income taxes of $461,000 during the quarter ended March 31, 2000.

Cumulative Effect of Accounting Change

             The adoption of SFAS 133 has resulted in a $317,000 cumulative effect transition adjustment to net income relating to warrants held at December 31, 2000, which qualify as derivatives. The cumulative effect transition adjustment is shown as a cumulative effect accounting change net of income taxes in the Statement of Operations.  This appreciation of warrants held was included in other comprehensive income at December 31, 2000.

Net Income

             During the quarter ended March 31, 2001 we earned net income of $176,000, as compared to net income of $815,000 for the quarter ended March 31, 2000.  Basic and diluted earnings per share were $0.06 in 2001 versus $0.10 in 2000.  Basic and diluted earnings per share from continuing operations before the cumulative effect of accounting change were $0.02 in 2001 versus $0.02 in 2000.  Basic and diluted earnings per share from the cumulative effect of accounting change were $0.04.

FINANCIAL CONDITION

Loans Receivable and Past Due Loans

             Loan originations occur as opportunities arise which management believes to be attractive after considering the proposed term, including yield, duration, collateral coverage and credit-worthiness of the borrower.

             The Corporation’s loans receivable were $5,416,000 at March 31, 2001 and $5,224,000 at December 31, 2000.  A loan of $250,000 was advanced during the quarter ended March 31, 2001. During the quarter principal repayments of $58,000 were received on a defaulted loan pursuant to a settlement agreement entered into in September 2000.

             We originated a loan in the amount of $4,218,500 in December 1999, which went into default in November 2000.  We are seeking judicial foreclosure of the collateral and intend to vigorously pursue these proceedings to foreclose on the real property and other collateral and, if necessary, recover on the guarantee.  We ceased to accrue interest on this loan as of December 31, 2000.  We expect full recovery of the principal and accrued interest on this loan.

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

Borrowings

             At March 31, 2001, $3,880,000 was owed under various debt agreements, of which $3,232,000 represents amounts owed by Matrix under various credit facilities. Under these credit facilities, Matrix is required to meet three covenants, of which only one was in compliance at both March 31, 2001 and December 31, 2000.  The bank has waived the non-compliance of the debt covenants until June 30, 2001.

LIQUIDITY

             The Corporation held cash and cash equivalents of $7,597,000 and U.S. government and agency securities with a fair value of $14,867,000 at March 31, 2001, compared to cash and cash equivalents of $6,227,000 and U.S. government and agency securities with a fair value of $17,330,000 at December 31, 2000.

             The Corporation’s cash and cash equivalents increased by $1,370,000 during the quarter ended March 31, 2001. The increase in cash and cash equivalents was due mainly to a repositioning of the investment portfolio because of the inverted yield curve that existed toward the end of March 31, 2001.  As such, the Corporation held investments in commercial paper (a cash equivalent) in the amount of $6,547,000 at March 31, 2001.

             The Corporation’s sources of cash during the quarter were $2,767,000 from the net sale of investment securities (proceeds from the sale and maturities of $32,075,000 net of purchases of $29,308,000), $58,000 in collections on notes receivable and $44,000 from operations.  The Corporation’s uses of cash during the quarter included $510,000 in seller financing repayments, $357,000 for purchases of property and equipment, $382,000 in debt repayments and $250,000 in loan originations

             The Corporation intends to pursue the acquisition of one hundred percent or substantial interests in additional operating businesses.  However, no assurances can be given that the Corporation will be able to identify attractive opportunities, or if it does, that it will be able to complete acquisitions on acceptable terms.  As the Corporation acquires interests in other operating businesses, it intends to liquidate securities available-for-sale as may be necessary to consummate acquisitions.

             In the opinion of management, the Corporation has sufficient cash and liquid assets to fund its growth and operating plans for the foreseeable future.

Market Risk

             The Corporation is exposed to certain market risks, which are inherent in the Corporation’s financial instruments and arise from transactions entered into in the normal course of business.  The Corporation has not entered into and does not enter into derivative financial instruments for speculative purposes.  A discussion of the Corporation’s primary market risk disclosure in financial instruments is presented below and should be read in conjunction with the forward-looking statement included herein.

             The Corporation is subject to interest rate risk on its marketable securities portfolio and loans receivable.  The marketable securities portfolio matures in less than two years.  The loan receivable portfolio comprises of short-term fixed rate loans. The Corporation is subject to equity price risk on its investments in limited partnerships that invest in securities.  At March 31, 2001, these investments represent less than 5% of total assets.

ITEM  3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in Management’s Discussion of Financial Condition and Analysis of Results of Operations (Part 1, Item 2).

PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001	WESTMINSTER CAPITAL, INC.
(Registrant)

By /s/ William Belzberg
William Belzberg
Chairman of the Board of
Directors and Chief
Executive Officer

By /s/ Rui Guimarais
Rui Guimarais
Chief Financial Officer