Form 10-Q/A
period 2001-03-31
WESTMINSTER CAPITAL INC
filed 2001-05-22
CIK 34489

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

PART I - FINANCIAL INFORMATION

The Form 10Q of Westminster Capital, Inc. and Subsidiaries for the quarter ended March 31, 2001 is being amended for: (a) the reclassification of expenses between selling, general and administrative expenses and depreciation and amortization within the equipment rental and sales segment, and, (b) for the reclassification of certain prior year expense classifications for comparability purposes within the equipment rental and sales segment and, (c) for an amendment to the Managements’ Discussion and Analysis of Results of Operations in respect of these reclassifications.  These changes have no impact to net income or earnings per share.  These changes affect Items 1 and 2 of Part 1.

ITEM 1.  FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)

ASSETS	March 31, 2001	December 31, 2000
Cash and cash equivalents	$7,597,000	$6,227,000
Securities available-for-sale, at fair value	14,867,000	17,330,000
Accounts receivable, net of reserve
of $324,000 in 2001 and $376,000 in 2000	4,549,000	4,305,000
Loans receivable, net	5,416,000	5,224,000
Investment in limited partnerships
that invest in securities	2,166,000	1,899,000
Other investments	490,000	490,000
Accrued interest receivable	346,000	381,000
Income tax receivable	453,000	780,000
Inventories	496,000	462,000
Property and equipment, net	5,649,000	5,763,000
Goodwill, net	9,363,000	9,513,000
Other assets	873,000	845,000
Total Assets	$52,265,000	$53,219,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$1,737,000	$2,264,000
Accrued expenses	1,179,000	1,404,000
Due to sellers	—	510,000
Other borrowings	3,880,000	4,262,000
Deferred income taxes	2,167,000	1,831,000
Minority interests	1,140,000	1,091,000
Total Liabilities	10,103,000	11,362,000

SHAREHOLDERS’ EQUITY:

Common stock, $1 par value: 30,000,000 shares
authorized: 8,125,000 shares issued and
outstanding in 2001 and 2000	8,125,000	8,125,000
Capital in excess of par value	56,223,000	56,223,000
Accumulated deficit	(22,191,000)	(22,684,000)
Accumulated other comprehensive income	5,000	193,000
Total Shareholders’ Equity	42,162,000	41,857,000
Total Liabilities and Shareholders’ Equity	$52,265,000	$53,219,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2001	THREE MONTHS ENDED MARCH 31, 2000
REVENUES:
Sales to packaging customers	$2,955,000	$2,807,000
Equipment rental and sales	2,429,000	2,275,000
Group purchasing revenues	370,000	302,000
Finance and secured lending revenues	843,000	1,266,000
Total Revenues	6,597,000	6,650,000
COSTS AND EXPENSES:
Cost of sales – packaging	1,796,000	1,660,000
Cost of sales – equipment rental and sale	1,585,000	1,216,000
Selling, general and administrative	2,424,000	2974,000
Depreciation and amortization	225,000	249,000
Interest expense	94,000	42,000
Total Costs and Expenses	6,124,000	6,141,000

INCOME BEFORE INCOME TAXES AND
MINORITY INTERESTS	473,000	509,000

INCOME TAX PROVISION	(248,000)	(304,000)

MINORITY INTERESTS, NET	(49,000)	(83,000)

INCOME FROM CONTINUING OPERATIONS BEFORE
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	176,000	122,000

DISCONTINUED OPERATIONS	—	693,000

INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	176,000	815,000

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
NET OF INCOME TAXES	317,000	—

NET INCOME	$493,000	$815,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2001	THREE MONTHS ENDED MARCH 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$493,000	$122,000
Cumulative effect of accounting change	(530,000)	—
Adjustments to reconcile net income to net
cash provided (used in) operating activities:
Provisions for loan losses (recoveries) and doubtful receivables, net	(52,000)	—
Depreciation, amortization, and accretion, net	576,000	438,000
Loss on sales of securities available-for-sale	1,000	3,000
Gain on sale of other investments	—	(450,000)
Appreciation of derivative instruments	(99,000)	—
Disposal of rental equipment	45,000	—
Net change in deferred income taxes	472,000	—
Unrealized gains on limited partnerships that invest in securities	(267,000)	(246,000)
Gain from equity and other investments	(8,000)	(67,000)
Change in assets and liabilities, net of effects from acquisitions of subsidiaries:
Increase in accounts receivable	(192,000)	(577,000)
Decrease in accrued interest receivable	35,000	57,000
Net change in current income taxes	327,000	(102,000)
Increase in other assets	(20,000)	(105,000)
Increase in inventories	(34,000)	(139,000)
(Decrease) increase in accounts payable	(527,000)	367,000
(Decrease) increase in accrued expenses	(225,000)	161,000
Net change in minority interests	49,000	30,000
Net cash provided by (used in) operating activities	44,000	(508,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities	(29,308,000)	(2,170,000)
Proceeds from sales and maturities of securities	32,075,000	2,764,000
Loan originations	(250,000)	—
Principal collected on loan receivables	58,000	—
Proceeds from liquidation of limited partnership interest	—	125,000
Proceeds from liquidation of other investments	—	750,000
Purchases of property and equipment	(357,000)	(1,064,000)
Net cash provided by investing activities	2,218,000	405,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Seller financing repayments	(510,000)	(1,749,000)
Repayment of installment debt and capital lease obligations	(382,000)	(28,000)
Net cash used in financing activities	(892,000)	(1,777,000)
Net cash provided by (used in) continuing operations	1,370,000	(1,880,000)
Net cash provided by discontinued operations	—	957,000
Net change in cash and cash equivalents	1,370,000	(923,000)
Cash and cash equivalents, beginning of period	6,227,000	1,406,000
Cash and cash equivalents, end of period	$7,597,000	$483,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2001	THREE MONTHS ENDED MARCH 31, 2000

Net income	$493,000	$815,000

Other comprehensive income, net of tax:

Unrealized gains on securities:
Unrealized holding (losses) gains arising during period, net	(11,000)	85,000
Less: reclassification adjustment for gains included in net income, net	(177,000)	(1,000)

Other comprehensive (loss) income	(188,000)	84,000

Comprehensive income	$305,000	$899,000

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

2.          SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are carried at estimated fair value.  The amortized cost and estimated fair value of securities available for sale at March 31, 2001 and December 31, 2000 are as follows (in thousands):
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value
March 31, 2001:
U.S. Treasury and Agency Securities	$14,216	$2	$—	$14,218
Equity and Other Debt Securities	629	20	—	649
Total	$14,845	$22	$—	$14,867

December 31, 2000:
U.S. Treasury and Agency Securities	$16,983	$24	$—	$17,007
Equity and Other Debt Securities	—	323	—	323
Total	$16,983	$347	$—	$17,330

Maturities of U.S. Treasury and Agency Securities were as follows at March 31, 2001(in thousands):
	Amortized	Fair
	Cost	Value
Due within one year	$14,216	$14,218

Due after one year through five years	—	—
	$14,216	$14,218

Gross unrealized gains include the value ascribed to warrants, which have a readily determinable value, whether detached or attached to securities.

3.          LOANS RECEIVABLE

The Corporation’s loans receivable outstanding at March 31, 2001 and December 31, 2000 were comprised of the following (in thousands):
	March 31, 2001	December 31, 2000

Loans, net of loan fees, secured by trust deeds or mortgages	$5,166	$5,224
Loans secured by other Collateral	250	—

Total	$5,416	$5,224

4.          GOODWILL

The Corporation’s investments in operating businesses include purchased goodwill recorded as follows (in thousands):
		Accumulated	Amortization	Net
	Purchased	Amortization	for 3 months	Unamortized
	Goodwill	At 1/1/01	ended 3/31/01	cost at 3/31/01
March 31, 2001:
One Source Industries	$5,825	$(509)	$(75)	$5,241
Matrix Visual Solutions	3,411	(189)	(42)	3,180
Westland Associates	888	(277)	(22)	589
Touch Controls	456	(92)	(11)	353
Total	$10,580	$(1,067)	$(150)	$9,363

		Accumulated	Amortization	Net
	Purchased	Amortization	for 12 months	Unamortized
	Goodwill	at 1/1/00	Ended 12/31/00	cost at 12/31/00
December 31, 2000
One Source Industries	$5,825	$(240)	$(269)	$5,316
Matrix Visual Solutions	3,411	(18)	(171)	3,222
Physician Advantage	1,577	(99)	(1,478)	—
Westland Associates	888	(188)	(89)	611
Touch Controls	456	(46)	(46)	364
Total	$12,157	$(591)	$(2,053)	$9,513

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

	Point-of-				Total
	purchase	Equipment	Group	Finance and	Reportable
	display and	rental and	purchasing	secured	Segment
	packaging	Sales	services	lending	Totals
2001
Revenues	$2,955	$2,429	$370	$843	$6,597
Gross profit	1,159	844	370	843	3,216
Selling, general and administrative	734	727	385	578	2,424
Depreciation, amortization, accretion, net (1)	112	57	41	15	225
Interest expense	14	77	3	-	94
Income (loss) before income taxes (2)	299	(17)	(59)	250	473
Total assets	9,058	10,005	1,567	31,635	52,265

2000
Revenues	$2,807	$2,275	$302	$1,266	$6,650
Gross profit	1,147	1,059	302	1,266	3,774
Selling, general and administrative	764	800	787	623	2,974
Depreciation, amortization, accretion, net (1)	102	42	84	21	249
Interest expense	5	33	4	-	42
Income (loss) before income taxes (2)	276	184	(573)	622	509
Total assets	8,772	4,969	3,096	33,826	50,663

(1)	Excludes depreciation and amortization charges to cost of sales.
Equipment rental and sales depreciation included in cost of sales was $342,000 and $189,000 for the quarters ended March 31, 2001 and March 31, 2000, respectively.
Point-of-purchase display and packaging depreciation included in cost of sales was $9,000 during the quarter ended March 31, 2001.
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

             Gross profit generated by Matrix was $844,000 in 2001, compared to $1,059,000 in 2000.  Cost of sales for this segment of $1,585,000 for 2001 and $1,216,000 for 2000 is included under the caption “Cost of sales.”  Gross profit is lower in 2001 mainly due to an increase in direct labor and other costs associated with the trade show and staging product lines, plus increased depreciation related to an increased base of rental assets.

             Group purchasing revenues of $370,000, representing revenues of $237,000 and $133,000 generated by Westland and Physician Advantage, respectively, are net revenues earned from group purchasing activities, and, as such, represent the gross profits earned by these entities.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses decreased by $550,000 from $2,974,000 for the quarter ended March 31, 2000 to $ $2,424,000 for the quarter ended March 31, 2001.  The decrease reflects reductions in selling, general and administrative expenses in all business segments.

             Selling, general and administrative expenses for One Source were $734,000 for the quarter ended March 31, 2001, compared to $764,000 for the quarter ended March 31, 2000.

             Selling, general and administrative expenses for Matrix were $727,000 for the quarter ended March 31, 2001, compared to $800,000 for the quarter ended March 31, 2000.  The  reduction in expenses during the current quarter is largely due to the absence of certain non-recurring consulting and other costs incurred in  the comparative quarter ended March 31, 2000.

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

Depreciation and Amortization

             Depreciation and amortization decreased from $249,000 for the quarter ended March 31, 2000 to  $225,000 for the quarter ended March 31, 2001. The decrease is attributable to a reduction of goodwill amortization of $39,000 as a result of a previous permanent impairment write-down of Physician Advantage’s goodwill, offset in part by an increased depreciable base of operating assets.

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

Dated: May 21, 2001	WESTMINSTER CAPITAL, INC.
(Registrant)
By /s/ William Belzberg
William Belzberg
Chairman of the Board of
Directors and Chief
Executive Officer

By /s/ Rui Guimarais
Rui Guimarais
Chief Financial Officer