Form 10-Q
period 2001-06-30
WESTMINSTER CAPITAL INC
filed 2001-08-14
CIK 34489

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
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
 ☒Yes   ☐No

                           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 8,124,607

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)

ASSETS	June 30, 2001	December 31, 2000

Cash and cash equivalents	$7,113,000	$6,227,000
Securities available-for-sale, at fair value	16,149,000	17,330,000
Accounts receivable, net of reserve of $338,000 in 2001 and $376,000 in 2000	4,275,000	4,305,000
Loans receivable, net	5,409,000	5,224,000
Investment in limited partnerships that invest in securities	2,114,000	1,899,000
Other investments	490,000	490,000
Accrued interest receivable	360,000	381,000
Income tax receivable	96,000	780,000
Inventories	506,000	462,000
Property and equipment, net	5,565,000	5,763,000
Goodwill, net	9,213,000	9,513,000
Other assets	919,000	845,000

Total Assets	$52,209,000	$53,219,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	1,841,000	2,264,000
Accrued expenses	1,213,000	1,404,000
Due to sellers	—	510,000
Other borrowings	3,711,000	4,262,000
Deferred income taxes	2,055,000	1,831,000
Minority interests	1,129,000	1,091,000

Total Liabilities	9,949,000	11,362,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Common stock, $1 par value: 30,000,000 shares authorized: 8,125,000 shares issued and outstanding in 2001 and 2000	8,125,000	8,125,000
Capital in excess of par value	56,223,000	56,223,000
Accumulated deficit	(22,091,000)	(22,684,000)
Accumulated other comprehensive income	3,000	193,000

Total Shareholders’ Equity	42,260,000	41,857,000

Total Liabilities and Shareholders’ Equity	$52,209,000	$53,219,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six months ended June 30, 2001	Six months ended June 30, 2000	Three months ended June 30, 2001	Three months ended June 30, 2000

REVENUES:

Sales to packaging customers	$7,228,000	$5,573,000	$4,273,000	$2,767,000
Equipment rental and sales	4,717,000	5,468,000	2,288,000	3,195,000
Group purchasing revenues	795,000	650,000	425,000	349,000
Finance and secured lending revenues	1,113,000	1,799,000	270,000	529,000

Total Revenues	13,853,000	13,490,000	7,256,000	6,840,000

COSTS AND EXPENSES:

Cost of sales – packaging	4,434,000	3,497,000	2,638,000	1,837,000
Cost of sales – equipment rental and sales	2,817,000	2,864,000	1,232,000	1,649,000
Selling, general and administrative	5,077,000	5,962,000	2,701,000	2,987,000
Depreciation and amortization	474,000	493,000	202,000	245,000
Interest expense	172,000	96,000	77,000	53,000

Total Expenses	12,974,000	12,912,000	6,850,000	6,771,000

INCOME BEFORE INCOME TAXES & MINORITY INTERESTS	879,000	578,000	406,000	69,000

INCOME TAX PROVISION	(464,000)	(391,000)	(216,000)	(87,000)

MINORITY INTERESTS	(139,000)	(173,000)	(90,000)	(90,000)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	276,000	14,000	100,000	(108,000)

DISCONTINUED OPERATIONS	—	693,000	—	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	276,000	707,000	100,000	(108,000)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE NET OF INCOME TAXES	317,000	—	—	—

NET INCOME (LOSS)	$593,000	$707,000	$100,000	$(108,000)

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30, 2001	Six months ended June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations before cumulative effect of accounting change and before discontinued operations	$276,000	$14,000
Cumulative effect of accounting change	(530,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for loan losses (recoveries) and doubtful receivables, net	(38,000)	—
Depreciation, amortization, and accretion, net	1,185,000	937,000
Loss on sales of securities available-for-sale	17,000	27,000
Gain on sale of other investments	—	(450,000)
Appreciation of derivative instruments	(107,000)	—
Disposal of rental equipment	128,000	—
Net change in deferred income taxes	679,000	—
Unrealized gains on limited partnerships that invest in securities	(215,000)	(136,000)
Gain from equity investment	(68,000)	(209,000)
Loss from write-down of investment	—	48,000
Change in assets and liabilities, net effects from acquisitions of subsidiaries:
Decrease (increase) in accounts receivable	68,000	(871,000)
Decrease (increase) in accrued interest receivable	21,000	(48,000)
Net change in current income taxes	684,000	(780,000)
Increase in other assets	(6,000)	(175,000)
Increase in inventories	(44,000)	(249,000)
(Decrease) increase in accounts payable	(423,000)	316,000
(Decrease) increase in accrued expenses	(191,000)	267,000
Net change in minority interests	38,000	20,000

Net cash provided by (used in) operating activities	1,474,000	(1,289,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities	(64,346,000)	(22,388,000)
Proceeds from sales and maturities of securities	65,821,000	27,827,000
Purchases of property and equipment	(816,000)	(1,439,000)
Loan originations	(386,000)	—
Principal collected on loan receivables	200,000	—
Proceeds from liquidation of limited partnership interest	—	125,000
Proceeds from liquidation of other investments	—	750,000

Net cash provided by investing activities	473,000	4,875,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Seller financing repayments	(510,000)	(1,749,000)
Repayment of installment debt and capital lease obligations	(705,000)	(694,000)
Proceeds from exercise of stock options	—	570,000
Installment and bank debt proceeds	154,000	2,177,000

Net cash (used in) provided by financing activities	(1,061,000)	304,000

Net cash provided by continuing operations	886,000	3,890,000
Net cash provided by discontinued operations	—	957,000

Net change in cash and cash equivalents	886,000	4,847,000
Cash and cash equivalents, beginning of period	6,227,000	1,406,000

Cash and cash equivalents, end of period	$7,113,000	$6,253,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six months ended June 30, 2001	Six months ended June 30, 2000

Net income	$593,000	$707,000

Other comprehensive income, net of tax:

Unrealized gains on securities:
Unrealized holding (losses) gains arising during period	(13,000)	66,000
Less: reclassification adjustment for gains included in net income	(177,000)	(1,000)

Other comprehensive (loss) income	(190,000)	65,000

Comprehensive income	$403,000	$772,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

1.          BASIS OF PRESENTATION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In the opinion of Westminster Capital, Inc. and consolidated entities (the "Corporation"), the accompanying unaudited consolidated financial statements, prepared from the Corporation's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation's financial condition as of June 30, 2001 and December 31, 2000, and the results of operations, statements of cash flows and statements of comprehensive income for the three and six month periods ended June 30, 2001 and 2000.

The consolidated financial statements include the accounts of Westminster Capital, Inc. and its subsidiaries, including a 100% interest in Westland Associates, Inc. (“Westland”), an 80% interest in One Source Industries, LLC (“One Source”), a 70% interest in Physician Advantage, LLC (“Physician Advantage”) and a 68% interest in Logic Technology Group, Inc., dba Matrix Visual Solutions (“Matrix”).

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

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000.  SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative.

The Corporation has adopted SFAS No. 133 effective January 1, 2001.  The Corporation may receive or invest in stock warrants in connection with its various finance and secured lending activities.  The adoption of SFAS No. 133 has resulted in a $317,000 cumulative effect transition adjustment to net income relating to warrants held at December 31, 2000, which qualify as derivatives.  The cumulative effect transition adjustment net of income tax is shown as a cumulative effect accounting change in the Statement of Operations and was determined using the Black Scholes pricing model.  The computed fair value of these warrants using this valuation methodology results in an appreciation that is $155,000 greater than the intrinsic value underlying common stock represented by these warrants, net of the exercise price.  Prior to January 1, 2001, appreciation of these warrants was included in other comprehensive income. Appreciation of these warrants since January 1, 2001 of $107,000 is recognized in the Statement of Operations under “Finance and secured lending revenues.”

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 141, “Business Combinations”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. The Corporation is required to implement SFAS No. 141 beginning July 1, 2001.  The Corporation has not yet determined the impact that this statement will have on its consolidated financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Corporation is required to implement SFAS No. 142 on January 1, 2002.  The Corporation has not yet determined the impact that this statement will have on its consolidated financial position or results of operations.

2.          SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are carried at estimated fair value.  The amortized cost and estimated fair value of securities available for sale at June 30, 2001 and December 31, 2000 are as follows (in thousands):
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value

June 30, 2001:
U.S. Treasury and Agency Securities	$15,492	$2	$—	$15,494
Equity and Debt Securities	639	16	—	655

Total	$16,131	$18	$—	$16,149

December 31, 2000:
U.S. Treasury and Agency Securities	$16,983	$24	$—	$17,007
Equity and Debt Securities	—	323	—	323

Total	$16,983	$347	$—	$17,330

Maturities of U.S. Treasury and Agency Securities were as follows at June 30, 2001 (in thousands):

	Amortized Cost	Fair Value

Due within one year	$12,992	$12,994

Due after one year through five years	2,500	2,500

	$15,492	$15,494

3.          LOANS RECEIVABLE

The Corporation’s loans receivable outstanding at June 30, 2001 and December 31, 2000 were comprised of the following (in thousands):

	June 30, 2001	December 31, 2000

Loans, net of loan fees, secured by trust deeds or mortgages	$5,023	$5,224
Loans secured by other collateral	386	—

Total	$5,409	$5,224

4.          GOODWILL

The Corporation’s investments in operating businesses include purchased goodwill recorded as follows (in thousands):
	Purchased goodwill	Accumulated amortization at 1/1/01	Amortization for six months ended 6/30/01	Net unamortized cost at 6/30/01

June 30, 2001:
One Source Industries	$5,825	$(509)	$(150)	$5,166
Matrix Visual Solutions	3,411	(189)	(84)	3,138
Westland Associates	888	(277)	(44)	567
Touch Controls	456	(92)	(22)	342

Total	$10,580	$(1,067)	$(300)	$9,213

	Purchased goodwill	Accumulated amortization at 1/1/00	Amortization for 12 months ended 12/31/00	Net unamortized cost at 12/31/00

December 31, 2000:
One Source Industries	$5,825	$(240)	$(269)	$5,316
Matrix Visual Solutions	3,411	(18)	(171)	3,222
Physician Advantage	1,577	(99)	(1,478)	—
Westland Associates	888	(188)	(89)	611
Touch Controls	456	(46)	(46)	364

Total	$12,157	$(591)	$(2,053)	$9,513

5.          OTHER BORROWINGS

Other borrowings include bank credit facilities comprised of a term loan and two revolving lines of credit provided to Matrix.  The term loan is in the principal amount of $750,000 and requires monthly principal and interest payments amortizing over a five-year term beginning April 2000.  The outstanding principal balance at June 30, 2001 was $516,000.

The revolving line of credit for working capital purposes in the nominal principal amount of $750,000 has a maturity date of March 2004 and requires monthly payments of interest only.  At June 30, 2001, the outstanding principal balance was $395,000.

The revolving line of credit for equipment purchases in the nominal amount of $2,200,000 has a maturity of April 2005, requires monthly payments of interest only through March 2001 and thereafter amortizes in 48 equal monthly payments of principal plus accrued interest.  At June 30, 2001, the outstanding principal balance on the equipment line of credit was $2,064,000.

Each loan is secured by Matrix’ assets and bears interest at the bank’s prime rate (6.75% at June 30, 2001).

In addition to Matrix’ bank lines of $2,975,000, other borrowings are comprised of various capitalized leases and other installment debt of $736,000.

The Matrix credit facilities require compliance with three covenants.  Matrix was not in compliance with one of the covenants at June 30, 2001, which non-compliance has been waived by the bank until September 30, 2001.

6.          SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30, 2001	Six months ended June 30, 2000

Supplemental schedule of cash flow information:
Interest paid	$172,000	$96,000

Income taxes paid	$54,000	$1,582,000

Supplemental schedule of non-cash investing and financing activities:

Tax effect of unrealized gains on securities available-for-sale	$(9,000)	$47,000

7.          SEGMENT INFORMATION

Revenues, gross profit and other financial data for continuing operations of the Corporation’s industry segments for the three and six months ended June 30, 2001 and 2000, are set forth below.  All revenues are earned in the United States of America.  (Dollars in thousands)
	Point-of- Purchase Display and Packaging	Equipment Rentals and Sales	Group Purchasing Services	Finance and Secured Lending	Total Reportable Segment Totals

Six months ended June 30
2001

Revenues	$7,228	$4,717	$795	$1,113	$13,853
Gross Profit	2,794	1,900	795	1,113	6,602
Selling, general and administrative	1,646	1,625	764	1,042	5,077
Depreciation, amortization, accretion, net (1)	220	145	78	31	474
Interest expense	27	137	8	0	172
Income (loss) before income taxes (2)	901	(7)	(55)	40	879
Total assets	9,506	9,603	1,577	31,523	52,209

2000

Revenues	$5,573	$5,468	$650	$1,799	$13,490
Gross Profit	2,076	2,604	650	1,799	7,129
Selling, general and administrative	1,723	1,780	1,316	1,143	5,962
Depreciation, amortization, accretion, net (1)	216	97	164	16	493
Interest expense	12	73	11	0	96
Income (loss) before income taxes (2)	125	654	(841)	640	578
Total assets	8,587	5,959	3,080	34,344	51,970

Three months ended June 30
2001

Revenues	$4,273	$2,288	$425	$270	$7,256
Gross Profit	1,635	1,056	425	270	3,386
Selling, general and administrative	914	944	379	464	2,701
Depreciation, amortization, accretion, net (1)	108	41	37	16	202
Interest expense	12	60	5	0	77
Income (loss) before income taxes (2)	601	11	4	(210)	406
Total assets	9,506	9,603	1,577	31,523	52,209

2000

Revenues	$2,767	$3,195	$349	$529	$6,840
Gross Profit	930	1,546	349	529	3,354
Selling, general and administrative	959	980	526	522	2,987
Depreciation, amortization, accretion, net (1)	114	56	80	(5)	245
Interest expense	7	39	7	0	53
Income (loss) before income taxes (2)	(150)	471	(264)	12	69
Total assets	8,587	5,959	3,080	34,344	51,970

(1)	Excludes depreciation and amortization charges to cost of sales.
(2)	Income (loss) before taxes represents income before taxes and minority interests.

8.          NET INCOME PER COMMON SHARE

Net income per common share is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents.  The dilutive effect of outstanding stock options is calculated using the treasury stock method. Diluted earnings per common share exclude incremental shares related to employee stock options due to their antidilutive effect for the quarter ended June 30, 2000.

	Three months ended June 30, 2001	Three months ended June 30, 2000	Six months ended June 30, 2001	Six months ended June 30, 2000

Net Income (Loss) Per Common Share:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change
	$.01	$(.01)	$.03	$—
Cumulative effect of accounting change	—	—	.04	—
Income from discontinued operations	—	—	—	$.09

Net income (loss) per common share	$.01	$(.01)	$.07	$.09

Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change
	$.01	$(.01)	$.03	$—
Cumulative effect of accounting change	—	—	.04	—
Income from discontinued operations	—	—	—	$.09

Net income (loss) per common share	$.01	$(.01)	$.07	$.09

Weighted Average Shares Outstanding:
Basic	8,125,000	8,125,000	8,125,000	7,980,000
Diluted	8,125,000	8,132,000	8,125,000	8,035,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2001 and 2000

Revenues

             Our revenues increased by $416,000 or 6% from $6,840,000 for the quarter ended June 30, 2000 to $7,256,000 for the quarter ended June 30, 2001. Revenues increased due to an increase in revenues in the sales to packaging customers segment of $1,506,000 and an increase in group purchasing revenues of $76,000, offset by reductions in equipment rental and sales revenues of $907,000 and finance and secured lending revenues of $259,000.

             Revenues of One Source, reported under “Sales to packaging customers” in the Consolidated Statements of Operations, were $4,273,000 during the quarter ended June 30, 2001, compared to $2,767,000 during the quarter ended June 30, 2000.  This increase of 54% is due to increased sales of display packaging to consumer product manufacturers.

             Revenues of Matrix, reported under “Equipment rental and sales” in the Consolidated Statements of Operations, were $2,288,000 during the quarter ended June 30, 2001, compared to $3,195,000 during the quarter ended June 30, 2000.  Revenues decreased by $907,000 or 28%, due in part to a shift in business emphasis from lower margin product sales to higher margin rental business.  Product sales represented approximately 11% of its revenues for the quarter ended June 30, 2001, compared to 22% of its revenues for the quarter ended June 30, 2000.    The decline in product sales represents approximately 50% of the decline in revenues for the quarter.  We believe the remaining decline of revenues reflects a decrease in equipment rentals due to a more competitive business environment and a general economic slowdown.

             Revenues of Westland represented by gross sales less cost of sales, reported on a net basis under “Group purchasing revenues” in the Consolidated Statements of Operations, were $250,000 in 2001 compared to $218,000 in 2000.  Revenues increased by 15% due to expanded product offerings from new and existing vendor relationships and a decrease in cost of sales attributable to management’s focus on improving its net sales results.

             Revenues of Physician Advantage, reported on a net basis under “Group purchasing revenues” in the Consolidated Statements of Operations, were $175,000 in 2001 compared to $130,000 in 2000.  This $45,000 increase is due to increased commissions earned from third party distributors on greater sales.

             Finance and secured lending revenues were $270,000 for the quarter ended June 30, 2001 compared to $529,000 for the quarter ended June 30, 2000. The net decline in finance and secured lending revenues of $259,000 is attributable to the following:

•	During the quarter ended June 30, 2000, we recorded a gain of $450,000 from the sale of an equity investment with no such gain in the current quarter.
•	The gain on our equity interest in Touch Controls was $60,000 in the quarter ended June 30, 2001, compared to a gain of $142,000 in the quarter ended June 30, 2000.
•	Interest on loans was $169,000 lower in the current quarter.

              Significant countervailing impacts to the net decline in finance and secured lending revenues in the current quarter were:

•	The receipt of $154,000 in legal settlement revenues with no such revenues in the corresponding prior year quarter.
•	Unrealized losses on limited partnerships that invest in securities were $59,000 lower in the current quarter.

             Interest on loans was $8,000 for the quarter ended June 30, 2001, as compared to $177,000 for the quarter ended June 30, 2000, due mainly to the non-accrual of interest on a non-performing loan in the quarter ended June 30, 2001 (see Loans Receivable and Past Due Loans below).  Interest on securities available-for-sale and money market funds was $258,000 during the quarter ended June 30, 2001 as compared to $314,000 during the quarter ended June 30, 2000, due to a decrease in average invested funds and a lower interest rate environment.

             During the quarter ended June 30, 2001, we recorded unrealized losses on limited partnerships that invest in securities of $51,000 compared to unrealized losses of $110,000 during the quarter ended June 30, 2000.  The unrealized loss for 2001 includes a permanent impairment write-down of $136,000 on one such investment. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting.

Gross Profit

             Gross profit generated by One Source was $1,635,000 or 38.3% of its revenues in 2001, compared to $930,000 or 33.6% of its revenues in 2000.  Cost of sales for this segment of $2,638,000 for 2001 and $1,837,000 for 2000 is included under the caption “Cost of sales.”  Gross profit as a percentage of revenues increased due to greater sales of higher margin types of packaging.

             Gross profit generated by Matrix was $1,056,000 or 46.2% of its revenues in 2001, compared to $1,546,000 or 48.4% of its revenues in 2000.  Cost of sales for this segment of $1,232,000 for 2001 and $1,649,000 for 2000 is included under the caption “Cost of sales.”  Gross profit is lower in 2001 despite the emphasis toward higher margin rental business and away from lower margin product sales, due to the change in mix of rental revenues toward lower margin but more sustainable trade show and staging product lines. Direct labor and other costs are generally higher for the trade show and staging product lines.

             Group purchasing revenues of $425,000, representing revenues of $250,000 and $175,000 generated by Westland and Physician Advantage, respectively, are net revenues earned from group purchasing activities and, as such, represent the gross profits earned by these entities.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses decreased by $286,000 from $2,987,000 for the quarter ended June 30, 2000 to $2,701,000 for the quarter ended June 30, 2001.  The decrease reflects reductions in selling, general and administrative expenses in all business segments.

             Selling, general and administrative expenses for One Source were $914,000 for the quarter ended June 30, 2001, compared to $959,000 for the quarter ended June 30, 2000.  The decline is mainly attributable to the absence of one-time moving expenses incurred in the prior year quarter.

             Selling, general and administrative expenses for Matrix were $944,000 for the quarter ended June 30, 2001, compared to $980,000 for the quarter ended June 30, 2000.  This reduction is due to a decline in selling expenses attributable to lower commissions resulting from lower revenues and the absence of certain non-recurring consulting and other costs incurred in the quarter ended June 30, 2000.

             Selling, general and administrative expenses for the group purchasing segment were $379,000 for the quarter ended June 30, 2001, compared to $526,000 for the quarter ended June 30, 2000.  This reduction in expenses is attributable to lower payroll and marketing costs during the current quarter resulting from various cost cutting initiatives and to web site development costs incurred in the quarter ended June 30, 2000, which did not recur in the quarter ended June 30, 2001.

             Selling, general and administrative expenses for the finance and secured lending segment were $464,000 for the quarter ended June 30, 2001, compared to $522,000 for the quarter ended June 30, 2000.  This decrease relates mainly to lower legal and business consulting expenses.

Depreciation and Amortization

             Depreciation and amortization decreased from $245,000 for the quarter ended June 30, 2000 to  $202,000 for the quarter ended June 30, 2001.  The decrease reflects the absence of goodwill amortization relating to Physician Advantage of $39,000 in 2001 as compared to 2000, offset in part by an increased depreciable base of operating assets.  All remaining goodwill relating to Physician Advantage was written off as a permanent impairment write-down at September 30, 2000.

Income Tax

             An income tax provision of $216,000 was recorded for 2001.  This provision represents a combined federal and state effective tax rate of 53.2%.  In 2000, an income tax provision of $87,000 was recorded, representing a 126% effective tax rate.  The effective rate is higher than the statutory tax rate due to permanent tax differences as a result of non-deductible costs.

Minority Interests

             The minority interests share of net income was $90,000 for each of the quarters ended June 30, 2001 and 2000.  Net Income attributable to the minority shareholder of One Source increased by $90,000, while net income attributable to the minority shareholder of Matrix decreased by $90,000.

Net Income

             During the quarter ended June 30, 2001, we earned net income of $100,000, as compared to a net loss of $108,000 for the quarter ended June 30, 2000.  Basic and diluted earnings (loss) per share were $0.01 in 2001 versus $(0.01) in 2000.  Basic and diluted earnings (loss) per share from continuing operations before the cumulative effect of accounting change were $0.01 in 2001 versus $(0.01) in 2000.

For the Six Months Ended June 30, 2001 and 2000

Revenues

             Our revenues increased by $363,000 or 3% from $13,490,000 for the six months ended June 30, 2000 to $13,853,000 for the six months ended June 30, 2001. Revenues increased due to increased revenues of $1,655,000 from the sales to packaging customers segment and an increase in group purchasing revenues of $145,000, offset by reductions in equipment rental and sales revenues of $751,000 and finance and secured lending revenues of $686,000.

             Revenues of One Source, reported under “Sales to packaging customers” in the Consolidated Statements of Operations, were $7,228,000 during the six months ended June 30, 2001, compared to $5,573,000 during the six months ended June 30, 2000.  Revenues increased by $1,655,000 or 30% due to increased sales of display packaging to consumer product manufacturers.

             Revenues of Matrix, reported under “Equipment rental and sales” in the Consolidated Statements of Operations, were $4,717,000 during the six months ended June 30, 2001, compared to $5,468,000 during the six months ended June 30, 2000.  Revenues decreased by $751,000 or 14% due in part to a shift in business emphasis from lower margin product sales to higher margin rental business.  Product sales represented approximately 17.2% of its revenues for the six months ended June 30, 2001, compared to 26.2% of its revenues for the quarter ended June 30, 2000.    The decline in product sales represents almost 83% of the decline in revenues for the quarter.  We believe the remaining decline of revenues reflects a decrease in equipment rentals due to a more competitive business environment and a general economic slowdown.

             Revenues of Westland represented by gross sales less cost of sales, reported on a net basis under “Group purchasing revenues” in the Consolidated Statements of Operations, were $487,000 in 2001 compared to $446,000 in 2000.  Revenues increased by 9% due to expanded product offerings from new and existing vendor relationships and a decrease in cost of sales attributable to management’s focus on improving its net sales results.

             Revenues of Physician Advantage, reported on a net basis under “Group purchasing revenues” in the Consolidated Statements of Operations, were $308,000 in 2001 compared to $204,000 in 2000.  This $104,000 increase is due to increased commissions earned from third party distributors on greater sales.

             Finance and secured lending revenues were $1,113,000 for the six months ended June 30, 2001 compared to $1,799,000 for the six months ended June 30, 2000. The net decline in finance and secured lending revenues of $686,000 is attributable to the following:

•	During the six months ended June 30, 2000, we recorded a gain of $450,000 from the sale of an equity investment with no such gain in the current six months.
•	The gain on our equity interest in Touch Controls was $68,000 in the six months ended June 30, 2001 compared to a gain of $209,000 in the six months ended June 30, 2000.
•	Interest on loans was $350,000 lower in the six months ended June 30, 2001

             Significant countervailing impacts to the net decline in finance and secured lending revenues in the six months ended June 30, 2001 were:

•	The recording of a gain of $107,000 from the appreciation of derivative instruments with no such appreciation in the corresponding prior year period.
•	The receipt of $154,000 in legal settlement revenues with no such revenues in the corresponding prior year period.

             Interest on loans was $10,000 for the six months ended June 30, 2001, as compared to $360,000 for the six months ended June 30, 2000, due mainly to the non-accrual of interest on a non-performing loan in the six months ended June 30, 2001 (see Loans Receivable and Past Due Loans below).  Interest on securities available-for-sale and money market funds was $566,000 during the six months ended June 30, 2001, as compared to $602,000 during the six months ended June 30, 2000, due to a decrease in average invested funds and a lower interest rate environment.

             During the six months ended June 30, 2001, we recorded unrealized gains on limited partnerships that invest in securities of $216,000 compared to unrealized gains of $136,000 during the six months ended June 30, 2000.  Unrealized gains from these limited partnership investments include permanent impairment write-downs for 2001 and 2000 of $136,000 and $144,000 respectively, relating to one of these investments. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting.

Gross Profit

             Gross profit generated by One Source was $2,794,000 or 38.7% of its revenues in 2001 compared to $2,076,000 or 37.3% of its revenues in 2000.  Cost of sales for this segment of $4,434,000 for 2001 and $3,497,000 for 2000 is included under the caption “Cost of sales.”  Gross profit as a percentage of revenues increased due to greater sales of higher margin types of packaging.

             Gross profit generated by Matrix was $1,900,000 or 40.3% of its revenues in 2001 compared to $2,604,000 or 47.6% of its revenues in 2000.  Cost of sales for this segment of $2,817,000 for 2001 and $2,864,000 for 2000 is included under the caption “Cost of sales”.  Gross profit is lower in 2001 despite the emphasis toward higher margin rental business and away from lower margin product sales, due to the change in mix of rental revenues toward lower margin but more sustainable trade show and staging product lines. Direct labor and other costs are generally higher for the trade show and staging product lines.

              Group purchasing revenues of $795,000, representing revenues of $487,000 and $308,000 generated by Westland and Physician Advantage respectively, are net revenues earned from group purchasing activities and, as such, represent the gross profits earned by these entities.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses decreased by $885,000 from $5,962,000 for the six months ended June 30, 2000 to $5,077,000 for the six months ended June 30, 2001.  The decrease reflects reductions in selling, general and administrative expenses in all business segments.

             Selling, general and administrative expenses for One Source were $1,646,000 for the six months ended June 30, 2001 compared to $1,723,000 for the six months ended June 30, 2000. The decline is mainly attributable to the absence of one-time moving expenses incurred in the earlier six-month period.

             Selling, general and administrative expenses for Matrix were $1,625,000 for the six months ended June 30, 2001 compared to $1,780,000 for the six months ended June 30, 2000.  The reduction in expenses during the six months ended June 30, 2001 is due to a decline in expenses attributable to lower commissions resulting from lower revenues and the absence of certain non-recurring consulting and other costs incurred in the six months ended June 30, 2000.

             Selling, general and administrative expenses for the group purchasing segment were $764,000 for the six months ended June 30, 2001 compared to $1,316,000 for the six months ended June 30, 2000.  This reduction in expense is attributable to lower payroll and marketing costs achieved through various cost cutting initiatives during the most recent six month period, and to web site development costs incurred in the six months ended June 30, 2000 which did not recur in the six months ended June 30, 2001.

             Selling, general and administrative expenses for the finance and secured lending segment were $1,042,000 for the six months ended June 30, 2001, compared to $1,143,000 for the six months ended June 30, 2000.  This decrease results mainly from lower legal and business consulting expenses.

Depreciation and Amortization

             Depreciation and amortization decreased from $493,000 for the six months ended June 30, 2000 to $474,000 for the six months ended June 30, 2001.  The decrease reflects the absence of goodwill amortization relating to Physician Advantage of $78,000 in 2001 as compared to 2000, offset in part by an increased depreciable base of operating assets.  All remaining goodwill relating to Physician Advantage was written off as a permanent impairment write-down at September 30, 2000.

Income Tax

             An income tax provision of $464,000 was recorded for 2001.  This provision represents a combined federal and state effective tax rate of 52.8%.  In 2000, an income tax provision of $391,000 was recorded, representing a 67.7% effective tax rate.  The effective rate is higher than the statutory tax rate due to permanent tax differences as a result of non-deductible costs.

Minority Interests

             The minority interests in net income decreased from $173,000 for the six months ended June 30, 2000 to $139,000 for the six months ended June 30, 2001. Net income attributable to the minority shareholder of Matrix decreased by $129,000, while net income attributable to the minority shareholder of One Source increased by $95,000.

Discontinued Operations

             On January 31, 2000 Global Telecommunications sold substantially all of its assets.  In connection with this sale, we recorded a gain of $693,000, net of estimated income taxes of $461,000, during the six months ended June 30, 2000.

Cumulative Effect of Accounting Change

             The adoption of SFAS No. 133 has resulted in a $317,000 cumulative effect transition adjustment to net income relating to stock warrants which under SFAS 133 now qualify as derivatives.  This one-time adjustment to net income as of January 1, 2001, represents the appreciated value of these warrants at December 31, 2000, which appreciation was previously excluded from the measurement of net income, but was instead included in the measure of comprehensive income. The cumulative effect transition adjustment is shown as a cumulative effect accounting change net of income taxes in the Statement of Operations.

Net Income

             During the six months ended June 30, 2001, we earned net income of $593,000 as compared to net income of $707,000 for the six months ended June 30, 2000.  Basic and diluted earnings per share were $0.07 and $0.09 for the six months ended June 30, 2001 and 2000, respectively.  In 2001, basic and diluted earnings per share were $0.03 from continuing operations and $0.04 from the cumulative effect of accounting change. In 2000, basic and diluted earnings per share of $0.09 were all derived from discontinued operations.

FINANCIAL CONDITION

Loans Receivable and Past Due Loans

             The Corporation’s loans receivable were $5,409,000 at June 30, 2001 and $5,224,000 at December 31, 2000.  During the six months ended June 30, 2001, two new loans totaling $386,000 were made and principal repayments of $142,000 were received on a defaulted loan pursuant to a settlement agreement.

             We originated a loan in the amount of $4,218,500 in December 1999, which went into default in November 2000.  We ceased to accrue interest on this loan as of December 31, 2000, and we are seeking foreclosure of the real property and other collateral securing this loan. We expect the collateral to be sufficient to provide a full recovery of the principal and accrued interest on this loan.

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

Borrowings

             At June 30, 2001, $3,711,000 was owed under various debt agreements, of which $2,975,000 represents amounts owed by Matrix under various credit facilities. Under these credit facilities, Matrix is required to meet three covenants, of which one was not in compliance at June 30, 2001.  The bank has waived the non-compliance of this debt covenant until September 30, 2001.

LIQUIDITY

             The Corporation held cash and cash equivalents which include commercial paper investments of $7,113,000 and U.S. government and agency securities with a fair value of $16,149,000 at June 30, 2001, compared to cash and cash equivalents of $6,227,000 and U.S. government and agency securities with a fair value of $17,330,000 at December 31, 2000.

             The Corporation’s cash and cash equivalents increased by $886,000 during the six months ended June 30, 2001. This increase was due to an increase in cash flow from operating activities of $1,474,000 and an increase in cash flows from investing activities of $473,000, offset by a reduction in cash flows from financing activities of $1,061,000.

             The Corporation’s sources of cash during the quarter were $1,475,000 from the net sale of investment securities, $1,474,000 from operations, $200,000 in collections on notes receivable and $154,000 in installment debt financings.

             The Corporation’s uses of cash during the six months ended June 30, 2001 were $816,000 for purchases of property and equipment, $705,000 in debt repayments, $510,000 in seller financing repayments and $386,000 in loan originations.

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

Market Risk

             The Corporation is exposed to certain market risks, which are inherent in the Corporation’s financial instruments and arise from transactions entered into in the normal course of business.  The Corporation has not entered into and does not enter into derivative financial instruments for speculative purposes.  A discussion of the primary market risk of the Corporation’s financial instruments is presented below and should be read in conjunction with the forward-looking statement included in the preamble to this Management Discussion and Analysis.

             The Corporation is subject to interest rate risk on its marketable securities portfolio and loans receivable.  The marketable securities portfolio matures in less than two years.  The loans receivable portfolio comprises of short-term fixed rate loans. The Corporation is subject to equity price risk on its investments in limited partnerships that invest in securities.  At June 30, 2001, these investments represent less than 5% of total assets.

Recently Issued Accounting Standards

             On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. The Corporation is required to implement SFAS No. 141 beginning July 1, 2001.  The Corporation has not yet determined the impact that this statement will have on its consolidated financial position or results of operations.

             On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Corporation is required to implement SFAS No. 142 on January 1, 2002.  The Corporation has not yet determined the impact that this statement will have on its consolidated financial position or results of operations.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISKS

             The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in Management’s Discussion and Analysis of Results of Operations and Financial Condition (Part 1, Item 2).

PART II-OTHER INFORMATION

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

                           None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001	WESTMINSTER CAPITAL, INC.
(Registrant)
	By	/s/ William Belzberg

William Belzberg,
Chairman of the Board of
Directors and Chief
Executive Officer

	By	/s/ Rui Guimarais

Rui Guimarais
Chief Financial Officer