Form 10-Q
period 2001-09-30
WESTMINSTER CAPITAL INC
filed 2001-11-14
CIK 34489

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 1-4923

WESTMINSTER CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2157201
(State or other jurisdiction of incorporation or organization)	(IRS. Employer Identification No.)

9665 Wilshire Boulevard, Suite M-10, Beverly Hills, CA	90212
(Address of principal executive office)	(Zip Code)

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF

SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)

ASSETS	September 30, 2001	December 31, 2000
Cash and cash equivalents	$19,177,000	$6,227,000
Securities available-for-sale, at fair value	4,938,000	17,330,000
Accounts receivable, net of reserve of $471,000 in 2001 and $376,000 in 2000	4,769,000	4,305,000
Loans receivable, net	276,000	5,224,000
Investment in limited partnerships that invest in securities	1,818,000	1,899,000
Other investments	400,000	490,000
Accrued interest receivable	178,000	381,000
Income tax receivable	0	780,000
Inventories	429,000	462,000
Property and equipment, net	5,100,000	5,763,000
Real estate acquired through foreclosure	4,416,000	0
Goodwill, net	5,968,000	9,513,000
Other assets	914,000	845,000
Total Assets	$48,383,000	$53,219,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	2,262,000	2,264,000
Accrued expenses	1,233,000	1,404,000
Due to sellers	0	510,000
Other borrowings	3,463,000	4,262,000
Deferred income taxes	2,016,000	1,831,000
Minority interests	833,000	1,091,000
Total Liabilities	9,807,000	11,362,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Common stock, $1 par value: 30,000,000 shares authorized: 8,125,000 shares issued and outstanding in 2001 and 2000	8,125,000	8,125,000
Capital in excess of par value	56,223,000	56,223,000
Accumulated deficit	(25,771,000)	(22,684,000)
Accumulated other comprehensive (loss) income	(1,000)	193,000
Total Shareholders’ Equity	38,576,000	41,857,000
Total Liabilities and Shareholders’ Equity	$48,383,000	$53,219,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine months ended September 30,	Nine months ended September 30,	Three months ended September 30,	Three months ended September 30,
	2001	2000	2001	2000
REVENUES:
Sales to packaging customers	$12,231,000	$9,294,000	$5,004,000	$3,721,000
Equipment rental and sales	6,224,000	7,731,000	1,506,000	2,263,000
Group purchasing revenues	1,202,000	1,077,000	407,000	380,000
Finance and secured lending revenues	1,236,000	2,329,000	123,000	530,000
Total Revenues	20,893,000	20,431,000	7,040,000	6,894,000

COSTS AND EXPENSES:
Cost of sales – packaging	7,756,000	5,730,000	3,322,000	2,074,000
Cost of sales – equipment rental and sales	4,002,000	4,396,000	1,236,000	1,532,000
Selling, general and administrative	8,196,000	7,790,000	3,069,000	1,948,000
Depreciation and amortization	3,762,000	2,076,000	3,288,000	1,575,000
Interest expense	241,000	163,000	69,000	67,000
Total Expenses	23,957,000	20,155,000	10,984,000	7,196,000

(LOSS) INCOME BEFORE INCOME TAXES & MINORITY INTERESTS	(3,064,000)	276,000	(3,944,000)	(302,000)

INCOME TAX (PROVISION) BENEFIT	(436,000)	6,513,000	28,000	6,904,000

MINORITY INTERESTS	96,000	(180,000)	236,000	(7,000)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(3,404,000)	6,609,000	(3,680,000)	6,595,000

DISCONTINUED OPERATIONS	0	693,000	0	0

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(3,404,000)	7,302,000	(3,680,000)	6,595,000

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAXES	317,000	0	0	0

NET (LOSS) INCOME	$(3,087,000)	$7,302,000	$(3,680,000)	$6,595,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended	Nine months ended
	September 30, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations before cumulative effect of accounting change and before discontinued operations	$(3,404,000)	$6,609,000
Cumulative effect of accounting change	(530,000)	0
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provisions for loan losses (recoveries) and doubtful receivables, net	(35,000)	(209,000)
Depreciation, amortization, and accretion, net	4,927,000	2,673,000
Loss on sales of securities available-for-sale	27,000	44,000
Gain on sale of other investments	0	(450,000)
Appreciation of derivative instruments	(87,000)	0
Accumulated depreciation on disposal of rental assets	68,000	602,000
Net change in deferred income taxes	642,000	0
Unrealized losses (gains) on limited partnerships that invest in securities	81,000	(87,000)
Gain from equity investment	(104,000)	(264,000)
Loss from investment write-down	90,000	48,000
Change in assets and liabilities, net of effects from acquisitions of subsidiaries:
Increase in accounts receivable	(559,000)	(1,061,000)
Decrease in accrued interest receivable	111,000	191,000
Net change in current income taxes	780,000	(7,896,000)
Net change in other assets	35,000	(35,000)
Net change in inventories	33,000	(932,000)
(Decrease) increase in accounts payable	(2,000)	1,676,000
Decrease in accrued expenses	(171,000)	(1,106,000)
Net change in minority interests	(258,000)	26,000
Net cash provided by (used in) operating activities	1,644,000	(171,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities	(104,471,000)	(40,868,000)
Purchase of other investments	0	(124,000)
Proceeds from sales of investment securities	117,131,000	43,923,000
Purchases of property and equipment	(798,000)	(3,206,000)
Loan originations and purchases	(386,000)	0
Principal collected on loans receivable	1,139,000	500,000
Proceeds from liquidation of limited partnership interest	0	125,000
Proceeds from liquidation of other investments	0	750,000
Net cash provided by investing activities	12,615,000	1,100,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Seller financing repayments	(510,000)	(1,749,000)
Repayment of installment debt and capital lease obligations	(953,000)	(829,000)
Proceeds from exercise of stock options	0	570,000
Installment and bank debt proceeds	154,000	2,978,000
Net cash (used in) provided by financing activities	(1,309,000)	970,000
Net cash provided by continuing operations	12,950,000	1,899,000
Net cash provided by discontinued operations	0	957,000
Net change in cash and cash equivalents	12,950,000	2,856,000
Cash and cash equivalents, beginning of period	6,227,000	1,406,000
Cash and cash equivalents, end of period	$19,177,000	$4,262,000

See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Nine months ended	Nine months ended
	September 30, 2001	September 30, 2000
Net (loss) income	$(3,087,000)	$7,302,000

Other comprehensive income, net of tax:

Unrealized gains on securities:
Unrealized holding (losses) gains arising during period	(16,000)	277,000
Less: reclassification adjustment for gains included in net income	(178,000)	(10,000)

Other comprehensive (loss) income	(194,000)	267,000

Comprehensive (loss) income	$(3,281,000)	$7,569,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

1.             BASIS OF PRESENTATION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In the opinion of Westminster Capital, Inc. and consolidated entities (the "Corporation"), the accompanying unaudited consolidated financial statements, prepared from the Corporation's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation's financial condition as of September 30, 2001 and December 31, 2000, and the results of operations, cash flows and comprehensive income for the three and nine-month periods ended September 30, 2001 and 2000.

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

The Corporation adopted SFAS No. 133 effective January 1, 2001.  The Corporation may receive or invest in stock warrants in connection with its various finance and secured lending activities.  The adoption of SFAS No. 133 has resulted in a $317,000 cumulative effect transition adjustment to net income relating to warrants held at December 31, 2000, which qualify as derivatives.  The cumulative effect transition adjustment net of income tax is shown as a cumulative effect accounting change in the Statement of Operations and was determined using the Black Scholes pricing model.  The computed fair value of these warrants using this valuation methodology results in an appreciation that is $146,000 greater than the intrinsic value underlying common stock represented by these warrants, net of the exercise price.  Prior to January 1, 2001, appreciation of these warrants was included in other comprehensive income. Appreciation of these warrants since January 1, 2001 of $87,000 is recognized in the Statement of Operations under “Finance and secured lending revenues.”

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.  The Corporation is required to implement SFAS No. 141 beginning July 1, 2001.  The Corporation has not yet determined the impact that this statement will have on its consolidated financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.  The Corporation is required to implement SFAS No. 142 on January 1, 2002. Application of the provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $400,000 per year. The Corporation will perform the first of the required impairment tests of goodwill using the methodology prescribed by SFAS No. 142 in 2002, but does not believe that the effect of these tests will be material on the earnings and financial position of the Corporation.

In August 2001, the FASB issued Statement No. 143 (“SFAS 143”) "Accounting for Asset Retirement Obligations", which establishes financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position or results of operations.

The FASB issued Statement No. 144 (“SFAS 144”) "Accounting for the Impairment or Disposal of Long-Lived Assets", in October 2001. SFAS 144 addresses the recognition of impairment losses on long-lived assets to be held and used or to be disposed of by sale. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".  The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position or results of operations.

REAL ESTATE ACQUIRED THROUGH FORECLOSURE – Real estate acquired through foreclosure is recorded at the lower of estimated fair value or the carrying value of the loan at the time of the foreclosure.  Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such property are included in current operations.

2.             SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are carried at estimated fair value.  The amortized cost and estimated fair value of securities available for sale at September 30, 2001 and December 31, 2000 are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value
September 30, 2001:
U.S. Treasury and Agency Securities	$4,309	$13	$—	$4,322
Equity Securities	637	—	(21)	616
Total	$4,946	$13	$(21)	$4,938

December 31, 2000:
U.S. Treasury and Agency Securities	$16,983	$24	$—	$17,007
Equity Securities	—	323	—	323
Total	$16,983	$347	$—	$17,330

Maturities of U.S. Treasury and Agency Securities were as follows at September 30, 2001 (in thousands):

	Amortized	Fair
	Cost	Value
Due within one year	$4,309	$4,322

3.             LOANS RECEIVABLE

The Corporation’s loans receivable outstanding at September 30, 2001 and December 31, 2000 were comprised of the following (in thousands):

	September 30, 2001	December 31, 2000
Loans, net of loan fees, secured by trust deeds or mortgages	$—	$5,244
Loans secured by other collateral	276	—
Total	$276	$5,244

4.             REAL ESTATE ACQUIRED THROUGH FORECLOSURE

On September 6, 2001, the Corporation received title to certain real property through a trustee sale as a result of foreclosure proceedings commenced in December 2000 in connection with a defaulted loan.  The property consists of a 25,000 square foot office building in Irvine, California, which had secured a loan made by the Corporation in the principal amount of $4,218,500 plus accrued interest of $197,000, representing accrued interest and penalties through December 31, 2000.  This real estate was recorded at the carrying value of the loan at the time of the foreclosure, which value is lower than the appraised value of the foreclosed property and other collateral.  The Corporation expects the fair market value of the foreclosed properties to be sufficient to provide a full recovery of the Corporation’s investment.  In addition to the property described above, the Corporation is seeking and expects to foreclose on three other parcels of improved real property provided as collateral for the defaulted loan.

5.             GOODWILL

The Corporation’s investments in operating businesses include purchased goodwill recorded as follows (in thousands):

		Accumulated	Amortization	Net
	Purchased	amortization	for nine months	unamortized
	goodwill	at 1/1/01	ended 9/30/01	cost at 9/30/01
September 30, 2001:
One Source Industries	$5,825	$(509)	$(224)	$5,092
Matrix Visual Solutions	3,411	(189)	(3,222)	—
Westland Associates	888	(277)	(66)	545
Touch Controls	456	(92)	(33)	331
Total	$10,580	$(1,067)	$(3,545)	$5,968

		Accumulated	Amortization	Net
	Purchased	amortization	for 12 months	unamortized
	goodwill	at 1/1/00	ended 12/31/00	cost at 12/31/00
December 31, 2000:
One Source Industries	$5,825	$(240)	$(269)	$5,316
Matrix Visual Solutions	3,411	(18)	(171)	3,222
Physician Advantage	1,577	(99)	(1,478)	—
Westland Associates	888	(188)	(89)	611
Touch Controls	456	(46)	(46)	364
Total	$12,157	$(591)	$(2,053)	$9,513

At September 30, 2001, management concluded that the goodwill related to the acquisition of Matrix was permanently impaired for the remaining unamortized value of $3,094,000, after consideration of all factors including the recent historical operating performance and expected future performance of the company in an uncertain and worsening economy.  Matrix’ business consists of audio/visual rental and presentation services for trade shows, conventions and conferences.  The business is dependent on travel and attendance at conventions, trade shows and conferences.  Given the current status of the economy and declines in travel and attendance at these types of events, management believes the market value of this company is significantly impaired.

Hence, the Corporation has evaluated the carrying value of these assets in relation to their estimated fair market value, and believes that all goodwill should be written off at September 30, 2001.

6.             OTHER BORROWINGS

Other borrowings include bank credit facilities comprised of two term loans and a revolving line of credit provided to Matrix.  One term loan is in the principal amount of $750,000 and requires monthly principal and interest payments amortizing over a five-year term beginning April 2000.  The outstanding principal balance at September 30, 2001was $468,750.

The second term loan for equipment purchases in the nominal amount of $2,200,000 has a maturity date of April 2005, requires monthly payments of interest only through March 2001 and thereafter amortizes in 48 equal monthly payments of principal plus accrued interest.  At September 30, 2001, the outstanding principal balance on the equipment term loan was $1,927,500.

The revolving line of credit for working capital purposes in the nominal principal amount of $750,000 has a maturity date of March 2004 and requires monthly payments of interest only.  At September 30, 2001, the outstanding principal balance was $395,000.

Each loan is secured by Matrix’ assets and bears interest at the bank’s prime rate (5.5% at September 30, 2001),except for the revolving line of credit for working capital purposes which bears interest at prime plus 1%.

In addition to Matrix’ bank lines with an outstanding aggregate balance of $2,791,250 at September 30, 2001, other borrowings are comprised of various capitalized leases and other installment debt of $671,750.

The Matrix credit facilities require compliance with three covenants.  See Note 9 for details of amendments to the bank lines subsequent to September 30, 2001.

7.             SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended	Nine months ended
	September 30, 2001	September 30, 2000
Supplemental schedule of cash flow information:

Interest paid	$241,000	$163,000
Income taxes paid	$54,000	$1,812,000

Supplemental schedule of non-cash investing and financing activities:

Tax effect of unrealized (losses) gains on securities available-for-sale	$(11,000)	$194,000

Real estate acquired through foreclosure	$4,416,000	$-

8.             SEGMENT INFORMATION

Revenues, gross profit and other financial data for continuing operations of the Corporation’s industry segments for the three and nine months ended September 30, 2001 and 2000 are set forth below.  All revenues are earned in the United States of America.  (Dollars in thousands)

	Point-of-			Finance	Total
	Purchase	Equipment	Group	and	Reportable
	Display and	Rentals and	Purchasing	Secured	Segment
	Packaging	Sales	Services	Lending	Totals
Nine months ended September 30
2001
Revenues	$12,231	$6,224	$1,202	$1,236	$20,893
Gross profit	4,475	2,222	1,202	1,236	9,135
Selling, general and administrative	2,641	2,909	1,102	1,544	8,196
Depreciation, amortization, accretion, net (1)	335	3,270	117	40	3,762
Interest expense	41	190	10	0	241
Income (loss) before income taxes (2)	1,458	(4,147)	(27)	(348)	(3,064)
Total assets	10,196	5,252	1,552	31,383	48,383

2000
Revenues	$9,294	$7,731	$1,077	$2,329	$20,431
Gross profit	3,564	3,335	1,077	2,329	10,305
Selling, general and administrative	2,551	2,808	1,939	492	7,790
Depreciation, amortization, accretion, net (1)	313	159	1,605	(1)	2,076
Interest expense	28	124	12	(1)	163
Income (loss) before income taxes (2)	672	244	(2,479)	1,839	276
Total assets	9,570	9,774	1,590	31,523	52,457

Three months ended September 30
2001
Revenues	$5,004	$1,506	$407	$123	$7,040
Gross profit	1,682	270	407	123	2,482
Selling, general and administrative	996	1,234	339	500	3,069
Depreciation, amortization, accretion, net (1)	115	3,125	39	9	3,288
Interest expense	14	53	2	0	69
Income (loss) before income taxes (2)	557	(4,142)	27	(386)	(3,944)
Total assets	10,196	5,252	1,552	31,383	48,383

2000
Revenues	$3,721	$2,263	$380	$530	$6,894
Gross profit	1,647	731	380	530	3,288
Selling, general and administrative	987	1,036	576	(651)	1,948
Depreciation, amortization, accretion, net (1)	97	54	1,441	(17)	1,575
Interest expense	16	51	1	(1)	67
Income (loss) before income taxes (2)	547	(410)	(1,638)	1,199	(302)
Total assets	9,570	9,774	1,590	31,523	52,457

(1)           Excludes depreciation and amortization charges to cost of sales.

(2)           Income (loss) before taxes represents income before taxes and minority interests.

9.             NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents.  The dilutive effect of outstanding stock options is calculated using the treasury stock method.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Net Income (Loss) Per Common Share:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$(0.45)	$.81	$(0.42)	$.82
Cumulative effect of accounting change	—	—	.04	—
Income from discontinued operations	—	—	—	$.09
Net income (loss) per common share	$(0.45)	$.81	$(0.38)	$.91

Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$(0.45)	$.81	$(0.42)	$.81
Cumulative effect of accounting change	—	—	.04	—
Income from discontinued operations	—	—	—	.09
Net income (loss) per common share	$(0.45)	$.81	$(0.38)	$.90
Weighted Average Shares Outstanding:
Basic	8,125,000	8,125,000	8,125,000	8,036,000
Diluted	8,125,000	8,127,000	8,125,000	8,083,000

10.          SUBSEQUENT EVENTS

On October 15, 2001, the Corporation sold its 50% equity interest in Touch Controls for $1,654,000 paid at closing plus a holdback amount of approximately $450,000.  The Corporation will record a gain from the sale of this equity interest of approximately $650,000 during the quarter ended December 31, 2001.

On November 6, 2001, the shareholders of Matrix (of which the Corporation owns 68%) agreed to make additional capital contributions of $600,000 to Matrix in proportion to their shareholding percentages, as part of a debt restructuring arrangement with the bank.  This $600,000 was used to repay an outstanding term loan of $468,750, and reduce the outstanding balance of the working capital line.  The shareholders of Matrix further agreed to a permanent reduction in the working capital facility from $750,000 to $500,000, which debt is now being guaranteed by the Corporation as part of the restructuring agreement.  In consideration for these amendments, the bank has agreed to certain modifications to the debt covenants, including lowering of future debt covenant requirements and waiving non-compliance with the debt covenants at September 30, 2001.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2001 and 2000

Revenues

Our revenues increased by $146,000 or 2% from $6,894,000 for the quarter ended September 30, 2000 to $7,040,000 for the quarter ended September 30, 2001. Revenues increased due to an increase in revenues in the sales to packaging customers segment of $1,283,000 and an increase in group purchasing revenues of $27,000, offset by reductions in equipment rental and sales revenues of $757,000 and finance and secured lending revenues of $407,000.

Revenues of One Source, reported under “Sales to packaging customers” in the Consolidated Statements of Income, were $5,004,000 during the quarter ended September 30, 2001, compared to $3,721,000 during the quarter ended September 30, 2000.  This increase of 35% is due to increased sales of display packaging to consumer product manufacturers.

Revenues of Matrix, reported under “Equipment rental and sales” in the Consolidated Statements of Income, were $1,506,000 during the quarter ended September 30, 2001, compared to $2,263,000 during the quarter ended September 30, 2000.  Revenues decreased by $757,000 or 34%.  Product sales represented approximately 29% of Matrix’ revenues for the quarter ended September 30, 2001, compared to 41% of its revenues for the quarter ended September 30, 2000.    The decline in product sales represents approximately 66% of the decline in revenues for the quarter.  The decline of revenues reflects a decrease in equipment rentals and product sales due to the general economic slowdown during the entire quarter, which slowdown has been exacerbated by the terrorist attacks of September 11, 2001 and the subsequent cancellations and/or delays of conventions, trade shows and other events.

Revenues of Westland represented by gross sales less cost of sales, reported on a net basis under “Group purchasing revenues” in the Consolidated Statements of Income, were $279,000 in 2001 compared to $248,000 in 2000.  Revenues increased by 13% due to expanded product offerings from new and existing vendor relationships and a decrease in cost of sales attributable to management’s focus on improving its net sales results.

Revenues of Physician Advantage, reported on a net basis under “Group purchasing revenues” in the Consolidated Statements of Income, were $128,000 in 2001 compared to $132,000 in 2000.

Finance and secured lending revenues were $123,000 for the quarter ended September 30, 2001 compared to $530,000 for the quarter ended September 30, 2000. The net decline in finance and secured lending revenues of $407,000 is attributable to unrealized losses on limited partnerships that invest in securities; losses from the sale of securities available-for-sale; a smaller gain on our equity interest in Touch Controls in the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000; and less interest on securities-available-for sale in the current quarter.

Interest on loans was $201,000 for the quarter ended September 30, 2001, as compared to $171,000 for the quarter ended September 30, 2000.  The current quarter reflects greater interest income despite a lower average loan portfolio balance for the quarter due to the reversal of accrued interest reserves of $105,000 on a non-performing loan, which was settled in the quarter ended September 30, 2001 (see Loans Receivable and Past Due Loans, below).  Interest on securities available-for-sale and money market funds was $260,000 during the quarter ended September 30, 2001, as compared to $330,000 during the quarter ended September 30, 2000, due to a decrease in average invested funds and a lower interest rate environment.

During the quarter ended September 30, 2001, we recorded unrealized losses on limited partnerships that invest in securities of $296,000, compared to unrealized losses of $49,000 during the quarter ended September 30, 2000. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting.

Gross Profit

Gross profit generated by One Source was $1,682,000 or 33.6% of its revenues in 2001, compared to $1,647,000 or 44% of its revenues in 2000.  Cost of sales for this segment of $3,322,000 for the third quarter of 2001 and $2,074,000 for the third quarter of 2000 is included under the caption “Cost of sales.”  Gross profit as a percentage of revenues decreased due to greater sales of lower margin types of packaging.

Gross profit generated by Matrix was $270,000 or 17.9% of its revenues in 2001, compared to $731,000 or 32.3% of its revenues in 2000.  Cost of sales for this segment of $1,236,000 for 2001 and $1,532,000 for 2000 is included under the caption “Cost of sales.”  Gross profit is lower in 2001 due to the change in mix of rental revenues toward lower margin but more sustainable trade show and staging product lines. Direct labor and other costs are generally higher for the trade show and staging product lines. Depreciation charged to cost of sales attributable to the higher level of rental assets in 2001, has also contributed to the reduced gross profit.  Depreciation charged to cost of sales was $311,000 in 2001, compared to $145,000 in 2000.

Group purchasing revenues of $407,000, representing revenues of $279,000 and $128,000 generated by Westland and Physician Advantage, respectively, are net revenues earned from group purchasing activities and, as such, represent the gross profits earned by these entities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased  $1,121,000 from $1,948,000 for the quarter ended September 30, 2000 to $3,069,000 for the quarter ended September 30, 2001.  The increase reflects increases in selling, general and administrative expenses in all business segments, except the group-purchasing segment, which had lower expenses.

Selling, general and administrative expenses for One Source were $996,000 for the quarter ended September 30, 2001, compared to $987,000 for the quarter ended September 30, 2000.  The increase is attributable to increased sales and marketing expenses.

Selling, general and administrative expenses for Matrix were $1,234,000 for the quarter ended September 30, 2001, compared to $1,036,000 for the quarter ended September 30, 2000.  The $198,000 increase in expense is attributable to increased bad debt expense of $86,000 during the quarter and increased payroll and related costs attributable to higher staffing levels.

Selling, general and administrative expenses for the group-purchasing segment were $339,000 for the quarter ended September 30, 2001, compared to $576,000 for the quarter ended September 30, 2000.  This reduction in expenses is attributable to lower payroll and marketing costs during the current quarter resulting from various cost cutting initiatives and to web site development costs incurred in the quarter ended September 30, 2000, which did not recur in the quarter ended September 30, 2001.

Selling, general and administrative expenses for the finance and secured lending segment were $500,000 for the quarter ended September 30, 2001, compared to a negative $651,000 for the quarter ended September 30, 2000.  The prior year quarter reflects a reversal of accrued expenses of $1,123,000 related to the reversal of legal settlement reserves in that quarter.  Excluding this item, general and administrative expenses are comparable between these periods.

Depreciation and Amortization

Depreciation and amortization increased from $1,575,000 for the quarter ended September 30, 2000 to  $3,288,000 for the quarter ended September 30, 2001.  The net increase is mainly due to an increase in permanent impairment write-downs on unamortized goodwill.  The current quarter includes an amount of $3,094,000 related to impairment write-off for Matrix, while the prior year quarter reflects a write-off of Physician Advantage goodwill of $1,360,000.

Income Tax

An income tax benefit of $28,000 was recorded for 2001, against pre-tax losses of $3,944,000.  A significant portion of the pre-tax losses resulted from permanent differences related to non-deductible goodwill, including the permanent impairment write-down of $3,094,000 related to Matrix.  Additionally, no deferred tax benefit has been reflected on losses exclusive of non-deductible goodwill amortization incurred by Matrix of $1,005,000 during the current quarter, because future utilization of the deferred tax benefit cannot be reasonably assured.

In 2000, an income tax benefit of $6,904,000 was recorded for the quarter ended September 30, 2000.  This benefit included a reversal of $6,699,000 in deferred tax liabilities related to a previously established liability for deferred taxes on legal settlement revenues and a benefit of $205,000 on the loss before taxes for the quarter ended September 30, 2000.

Minority Interests

The minority interests reflect a net benefit of $236,000 during the quarter ended September 30, 2001.  This net benefit is comprised of the minority interest share in the net losses of Matrix of $311,000, partially offset by the minority interest share in net income of One Source of $75,000.

For the quarter ended September 30, 2000, the minority interests reflect net income attributable to minority shareholders of $7,000.  This net charge is comprised of the minority interest share in the net income of One Source of $74,000, partially offset by the net losses attributable to the shareholders of Matrix of $67,000.

Net Income

During the quarter ended September 30, 2001, we incurred a net loss of $3,680,000 compared to a net income of $6,595,000 for the quarter ended September 30, 2000.  Basic earnings (loss) per share were ($0.45) in 2001 versus $0.81 in 2000.  Basic earnings (loss) per share from continuing operations before the cumulative effect of accounting change were ($0.45) in 2001 versus $0.81 in 2000.

For the Nine Months Ended September 30, 2001 and 2000

Revenues

Our revenues increased by $462,000 or 2% from $20,431,000 for the nine months ended September 30, 2000 to $20,893,000 for the nine months ended September 30, 2001. Revenues increased due to increased revenues of $2,937,000 from sales to packaging customers and increased revenues of $125,000 from group purchasing, offset by reduced revenues of $1,507,000 from equipment rental and sales and reduced revenues of $1,093,000 from finance and secured lending.

Revenues of One Source, reported under “Sales to packaging customers” in the Consolidated Statements of Income, were $12,231,000 during the nine months ended September 30, 2001, compared to $9,294,000 during the nine months ended September 30, 2000, reflecting an increase of 31.6% due to increased sales of display packaging to consumer product manufacturers.

Revenues of Matrix, reported under “Equipment rental and sales” in the Consolidated Statements of Income, were $6,224,000 during the nine months ended September 30, 2001, compared to $7,731,000 during the nine months ended September 30, 2000.  Revenues decreased by $1,507,000 or 19.5% due mainly to a shift in business emphasis from product sales to rental business.  Product sales represented approximately 20% of Matrix’ revenues for the nine months ended September 30, 2001, compared to 30.6% of its revenues for the nine months ended September 30, 2000.    The decline in product sales represents almost 74% of the decline in revenues for the period.  The remaining decline of revenues reflects a decrease in equipment rentals due to a general economic slowdown, more competitive pricing, and the cancellation of tradeshows, conventions and conferences in the latter part of the third quarter.

Revenues of Westland represented by gross sales less cost of sales, reported on a net basis under “Group purchasing revenues” in the Consolidated Statements of Income, were $766,000 in 2001 compared to $740,000 in 2000.  Revenues increased by 3.5% due to expanded product offerings from new and existing vendor relationships and a decrease in cost of sales attributable to management’s focus on improving its net sales results.

Revenues of Physician Advantage, reported on a net basis under “Group purchasing revenues” in the Consolidated Statements of Income, were $436,000 in 2001 compared to $337,000 in 2000.  This $99,000 increase is due to increased commissions earned from third party distributors on greater sales.

Finance and secured lending revenues were $1,236,000 for the nine months ended September 30, 2001 compared to $2,329,000 for the nine months ended September 30, 2000. The net decline in finance and secured lending revenues of $1,093,000 is attributable to the following:

•                                          During the nine months ended September 30, 2000, we recorded a gain of $450,000 from the sale of an equity investment with no such gain in the current nine months.

•                                          Unrealized losses on limited partnerships that invest in securities were $168,000 higher in the nine months ended September 30, 2001.

•                                          The gain on our equity interest in Touch Controls was $104,000 in the nine months ended September 30, 2001 compared to a gain of $264,000 in the nine months ended September 30, 2000.

•                                          Interest on loans was $320,000 lower in the nine months ended September 30, 2001.

•                                          Interest on securities available for sale was $106,000 lower in the nine months ended September 30, 2001.

•                                          Losses on securities available-for-sale were $117,000 in 2001 compared to $44,000 in 2000.  The current year loss includes a permanent impairment write-down of $90,000 on an equity investment.

Partially offsetting the net decline in finance and secured lending revenues in the nine months ended September 30, 2001 were:

•                                          The recording of a gain of $87,000 from the appreciation of derivative instruments with no such appreciation in the corresponding prior year period.

•                                          The receipt of $154,000 in legal settlement revenues with no such revenues in the corresponding prior year period.

Interest on loans was $211,000 for the nine months ended September 30, 2001, as compared to $531,000 for the nine months ended September 30, 2000, due mainly to the non-accrual of interest on a non-performing loan in the nine months ended September 30, 2001. The current year includes the reversal of accrued interest reserves of $105,000 on a non-performing loan, which was settled in the nine-month period ended September 30, 2001 (see Loans Receivable and Past Due Loans, below).  Interest on securities available-for-sale and money market funds was $826,000 during the nine months ended September 30, 2001, as compared to $932,000 during the nine months ended September 30, 2000, due to a decrease in average invested funds and a lower interest rate environment.

During the nine months ended September 30, 2001, we recorded unrealized losses on limited partnerships that invest in securities of $81,000 compared to unrealized gains of $87,000 during the nine months ended September 30, 2000.  Unrealized gains from these limited partnership investments include permanent impairment write-downs for 2001 and 2000 of $136,000 and $144,000, respectively, relating to one of these investments. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting.

Gross Profit

Gross profit generated by One Source was $4,475,000 or 36.6% of its revenues in 2001 compared to $3,564,000 or 38.4% of its revenues in 2000.  Cost of sales for this segment of $7,756,000 for 2001 and $5,730,000 for 2000 is included under the caption “Cost of sales.”  Gross profit as a percentage of revenues decreased due to greater sales of lower margin types of packaging.

Gross profit generated by Matrix was $2,222,000 or 35.7% of its revenues in 2001 compared to $3,335,000 or 43.1% of its revenues in 2000.  Cost of sales for this segment of $4,002,000 for 2001 and $4,396,000 for 2000 is included under the caption “Cost of sales”.  Gross profit is lower in 2001 despite the emphasis toward higher margin rental business and away from lower margin product sales, due to the change in mix of rental revenues toward lower margin but more sustainable trade show and staging product lines. Direct labor and other costs are generally higher for the trade show and staging product lines. Depreciation charged to cost of sales attributable to the higher level of rental assets in 2001 has also contributed to the reduced gross profit.  Depreciation charged to cost of sales was $917,000 in 2001 compared to $588,000 in 2000.

 Group purchasing revenues of $1,202,000, representing revenues of $766,000 and $436,000 generated by Westland and Physician Advantage respectively, are net revenues earned from group purchasing activities and, as such, represent the gross profits earned by these entities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $406,000 from $7,790,000 for the nine months ended September 30, 2000 to $8,196,000 for the nine months ended September 30, 2001. The increase reflects increases in selling, general and administrative expenses in all business segments, except the group-purchasing segment, which had lower expenses.

Selling, general and administrative expenses for One Source were $2,641,000 for the nine months ended September 30, 2001 compared to $2,551,000 for the nine months ended September 30, 2000. The increase is mainly attributable to increases in sales and marketing expenses.

Selling, general and administrative expenses for Matrix were $2,909,000 for the nine months ended September 30, 2001 compared to $2,808,000 for the nine months ended September 30, 2000.  The increase in expense is attributable to increased bad debt expense and increased payroll and related costs attributable to higher staffing levels.

Selling, general and administrative expenses for the group-purchasing segment were $1,102,000 for the nine months ended September 30, 2001 compared to $1,939,000 for the nine months ended September 30, 2000.  This reduction in expense is attributable to lower payroll and marketing costs achieved through various cost cutting initiatives during the most recent nine-month period, and to web site development costs incurred in the nine months ended September 30, 2000, which did not recur in the nine months ended September 30, 2001.

Selling, general and administrative expenses for the finance and secured lending segment were $1,544,000 for the nine months ended September 30, 2001 compared to $492,000 for the nine months ended September 30, 2000.  The prior year period reflects a reversal of accrued expenses of $1,123,000 related to the reversal of legal settlement reserves in this quarter.  Excluding this item, general and administrative expenses are lower in the current year due mainly to lower legal and business consulting expenses.

Depreciation and Amortization

Depreciation and amortization increased from $2,076,000 for the nine months ended September 30, 2000 to $3,762,000 for the nine months ended September 30, 2001. The net increase is mainly due to an increase in permanent impairment write-downs on unamortized goodwill.  The current year includes an amount of $3,094,000 related to an impairment write-off for Matrix, while the prior year period reflects a write-off of Physician Advantage’s goodwill of $1,360,000.

Income Tax

An income tax provision of $436,000 was recorded for 2001 against pre-tax losses of $3,064,000.  A significant portion of the pre-tax losses resulted from permanent differences related to non-deductible goodwill, including the permanent impairment write-down of $3,094,000 related to Matrix.  Additionally, no deferred tax benefit has been reflected on losses exclusive of non-deductible goodwill amortization incurred by Matrix of $927,000 during the current year, because future utilization of the deferred tax benefit cannot be reasonably assured.

An income tax benefit of $6,513,000 was recorded for the nine months ended September 30, 2000.  This benefit included a reversal of $6,699,000 in deferred tax liabilities related to a previously established liability for deferred taxes on legal settlement revenues and an income tax provision of $186,000 on year to date income before taxes, representing a 67.4% effective tax rate.  The effective rate is higher than the statutory tax rate due to permanent tax differences as a result of non-deductible costs.

Minority Interests

The minority interests reflect a net benefit of $96,000 during the nine months ended September 30, 2001.  This net benefit is comprised of the minority interest share in the net losses of Matrix of $297,000, partially offset by the minority interest share in net income attributable to the shareholders of One Source of $201,000.

For the nine months ended September 30, 2000, the minority interests reflect net income attributable to minority shareholders of $180,000.  This net charge is comprised of the minority interest share in the net income attributable to the shareholders of One Source of $105,000 and the minority interest share in the net income attributable to the shareholders of Matrix of $75,000.

Discontinued Operations

On January 31, 2000, Global Telecommunications sold substantially all of its assets.  In connection with this sale, we recorded a gain of $693,000, net of estimated income taxes of $461,000, during the nine months ended September 30, 2000.

Cumulative Effect of Accounting Change

The adoption of SFAS No. 133 resulted in a $317,000 cumulative effect transition adjustment to net income relating to stock warrants which under SFAS 133 qualify as derivatives.  This one-time adjustment to net income as of January 1, 2001, represents the appreciated value of these warrants at December 31, 2000, which appreciation was previously excluded from the measurement of net income, but was instead included in the measure of comprehensive income. The cumulative effect transition adjustment is shown as a cumulative effect accounting change net of income taxes in the Consolidated Statements of Income.

Net Income

During the nine months ended September 30, 2001, we incurred a net loss of $3,087,000 compared to net income of $7,302,000 for the nine months ended September 30, 2000.  Basic earnings (loss) per share were ($0.38) and $0.91 for the nine months ended September 30, 2001 and 2000, respectively.  In 2001, basic earnings (loss) per share were ($0.42) from continuing operations and $0.04 from the cumulative effect of accounting change. In 2000, basic earnings per share were $0.82 from continuing operations and  $0.09 from discontinued operations.

FINANCIAL CONDITION

Loans Receivable and Past Due Loans

The Corporation’s loans receivable were $276,000 at September 30, 2001 and $5,224,000 at December 31, 2000.  During the nine months ended September 30, 2001, two new loans totaling $386,000 were made and principal repayments of $1,139,000 were received on a defaulted loan pursuant to a settlement agreement.

We originated a loan in the amount of $4,218,500 in December 1999, which went into default in November 2000.  We ceased to accrue interest on this loan as of December 31, 2000.  On September 6, 2001, we received title to certain real property collateral for the defaulted loan through a trustee sale and are seeking foreclosure of the other collateral securing this loan. We expect the fair market value of the foreclosed property and the other collateral to be sufficient to provide a full recovery of the Corporation’s investment.

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

Borrowings

At September 30, 2001, $3,463,000 was owed under various debt agreements, of which $2,791,250 represents amounts owed by Matrix to a bank under various credit facilities. Under these credit facilities, Matrix is required to meet three covenants, of which two were not in compliance at September 30, 2001.

On November 6, 2001, the shareholders of Matrix (of which the Corporation owns 68%) agreed to make additional capital contributions of $600,000 to Matrix in proportion to their respective shareholding percentages, as part of a debt restructuring arrangement with the bank.  This $600,000 was used to repay a term loan with an outstanding principal balance of $468,750, and the balance to reduce the outstanding balance of the working capital line.  The shareholders of Matrix further agreed to a permanent reduction in the working capital facility from $750,000 to $500,000, which facility is now being guaranteed by the Corporation as part of the restructuring agreement.  In consideration for these amendments, the bank has agreed to certain modifications to the debt covenants, including lowering of future debt covenant requirements and waiving non-compliance with the debt covenants at September 30, 2001.

LIQUIDITY

The Corporation held cash and cash equivalents, which include commercial paper investments of $19,177,000 and U.S. government and agency securities with a fair value of $4,938,000 at September 30, 2001, compared to cash and cash equivalents of $6,227,000 and U.S. government and agency securities with a fair value of $17,330,000 at December 31, 2000.

The Corporation’s cash and cash equivalents increased by $12,950,000 during the nine months ended September 30, 2001 due principally to a shift in investments to short term cash equivalents and an increase in cash flow from operating activities of $1,644,000, offset by a reduction in cash flows from financing activities of $1,309,000.

The Corporation’s sources of cash during the nine-month period were $12,615,000 from the net sale of investment securities, $1,644,000 from operations, $1,139,000 in collections on notes receivable and $154,000 in installment debt financings.

The Corporation’s uses of cash during the nine months ended September 30, 2001 were $798,000 for purchases of property and equipment, $953,000 in debt repayments, $510,000 in seller financing repayments and $386,000 in loan originations.

The Corporation intends to pursue the acquisition of one hundred percent or substantial interests in additional operating businesses.  However, no assurances can be given that the Corporation will be able to identify attractive opportunities or, if it does, that it will be able to complete acquisitions on acceptable terms.  As the Corporation acquires interests in other operating businesses, it intends to liquidate securities available-for-sale as may be necessary to consummate acquisitions.

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

The Corporation is subject to interest rate risk on its marketable securities portfolio and loans receivable.  The marketable securities portfolio matures in less than two years.  The loans receivable portfolio is comprised of short-term fixed rate loans. The Corporation is subject to equity price risk on its investments in limited partnerships that invest in securities.  At September 30, 2001, these investments represent less than 5% of total assets.

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

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.  The Corporation is required to implement SFAS No. 142 on January 1, 2002.  Application of the provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $400,000 per year.  The Corporation will perform the first of the required impairment tests of goodwill using the methodology prescribed by SFAS No. 142 in 2002, but does not believe that the effect of these tests will be material on the earnings and financial position of the Corporation.

In August 2001, the FASB issued Statement No. 143 (“SFAS 143”) "Accounting for Asset Retirement Obligations", which establishes financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position or results of operations.

The FASB issued Statement No. 144 (“SFAS 144”) "Accounting for the Impairment or Disposal of Long-Lived Assets", in October 2001. SFAS 144 addresses the recognition of impairment losses on long-lived assets to be held and used or to be disposed of by sale. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".  The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position or results of operations.

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

Dated: November 14, 2001	WESTMINSTER CAPITAL, INC.
(Registrant)

	By	/s/ William Belzberg
William Belzberg,
Chairman of the Board of
Directors and Chief
Executive Officer

By /s/ Rui Guimarais
Rui Guimarais
Chief Financial Officer