Form 10-K405
period 2001-12-31
WESTMINSTER CAPITAL INC
filed 2002-04-01
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price on the American Stock Exchange of its common stock on March 22, 2002 was approximately $4,944,000. For purposes of the foregoing calculation, certain persons that have filed reports on Schedule 13D with the Securities and Exchange Commission with respect to the beneficial ownership of more than 5% of the registrant's outstanding voting stock and directors and executive officers of the registrant have been excluded from the group of stockholders deemed to be nonaffiliates of the registrant.

The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of March 22, 2002, was 8,124,607.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's proxy statement relating to the registrant's annual meeting of shareholders scheduled to be held on May 23, 2002 are incorporated by reference in Part III of this Form 10-K.

                            WESTMINSTER CAPITAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                    CONTENTS

PART I

         ITEM 1.     BUSINESS                                                  3

         ITEM 2.     PROPERTIES                                               11

         ITEM 3.     LEGAL PROCEEDINGS                                        12

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      13

PART II

         ITEM 5.     MARKET FOR THE CORPORATION'S COMMON EQUITY AND
                     RELATED STOCKHOLDER MATTERS                              14

         ITEM 6.     SELECTED FINANCIAL DATA                                  15

         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS            16

         ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                     MARKET RISK                                              32


         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              33

         ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE                   63

PART III

         ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                     CORPORATION                                              63

         ITEM 11.    EXECUTIVE COMPENSATION                                   63

         ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT                                           63

         ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           63

PART IV

         ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                     REPORTS ON FORM 8-K                                      64

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

BUSINESS SEGMENTS

Point-of-Purchase Display and Packaging

One Source
----------

         Our point-of-purchase display and packaging business operates through One Source Industries, L.L.C. ("One Source"). One Source serves consumer product manufacturers seeking display and packaging solutions that enhance sales and brand recognition while satisfying the point-of-purchase requirements of mass merchandisers and specialty retailers. One Source designs, packs and ships clamshell packaging for products ranging from sunglasses to ink jet cartridges. One Source also designs, fabricates, assembles and fulfills temporary point-of-purchase displays for products ranging from computer software to toys. One Source offers attractive and cost effective solutions to complex packaging and promotional needs, combining interrelated disciplines of graphic and structural design, display construction and final assembly. It provides clamshell packaging and temporary point-of-purchase displays that offer high impact visual presentation but are easy to assemble, durable and stable.

         In January 2002, One Source hired certain former employees and agreed to acquire the intangibles, including customer lists, of a company engaged in the permanent point-of-purchase display business and the fulfillment business. The new personnel and customer lists facilitate the development of a permanent display and fulfillment business as an extension of its current packaging and temporary display business. The permanent display business consists of the design, fabrication and assembly of free-standing racks, stands and similar products or store-within-a-store units, generally constructed of wood, plastic and metal, that provide point-of-purchase display of branded consumer products in a variety of retail settings. The fulfillment business involves the design, sourcing, inventory management and shipping of premiums and promotional products bearing a client's branded identity and printed promotional material for clients that use promotional products and materials to market themselves. Management of One Source believes that the development of a permanent display and fulfillment business will take advantage of operating synergies and a common customer base shared with its clamshell and temporary display business.

         One Source's business is affected by seasonal demand. Clamshell packaging serves manufacturers whose products are sold year-round but experience sales increases during the Christmas holiday season. Point-of-purchase displays are customarily used by consumer product manufacturers for promotional sales that are tied to product introductions, special sales, holiday periods, particularly the Christmas season, special events and co-marketing programs. Sales of temporary displays are, therefore, seasonal in nature with the greatest sales activity falling in the third quarter of the calendar year. Sales of permanent displays and fulfillment services are customarily less seasonal. During 2001, One Source did approximately 62% of its business with three customers. A loss of any one of these customers would negatively impact future revenues and profitability. Management of One Source is focused on diversifying both its customer base and the consumer product lines it packages in order to reduce seasonality and dependence on a few customers. Development of permanent display sales and fulfillment services are intended to further the effort to diversify One Source's business.

         One Source sells its principal products in a highly competitive market that is comprised of many participants. Although no single company is dominant, One Source does face significant competition in each of the consumer product segments it serves. One Source's competitors include large, vertically integrated companies as well as numerous smaller companies that provide packaging brokerage. In the clamshell business, One Source is aware of a substantial clamshell competitor headquartered in Southern California that has a substantial portion of the club store business. The market in which One Source competes has historically been sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. Other competitive factors include design, quality and service, with varying emphasis depending on product line.

         One Source, founded in 1985 as One Source Industries, Inc., was converted to a limited liability company in 1998 and became an 80% owned subsidiary of Westminster in January

1999. One Source is headquartered in Irvine, California, has a sales office in Bentonville, Arkansas and has a production and assembly facility in Memphis, Tennessee.

Equipment Rental and Sales

Matrix Visual Solutions
-----------------------

         Logic Technology Group, Inc., dba Matrix Visual Solutions ("Matrix"), rents and sells a wide range of high-quality, state-of-the-art audio-visual equipment on the wholesale level to other audio-visual companies and presentation companies. Matrix also rents audio-visual equipment and provides related technical support, commonly referred to as "presentation services," directly to end-users for entertainment, corporate and educational events, trade show exhibitions and hotel and hospitality venues. Rental of equipment generated approximately 82% of Matrix' revenue for the year ended December 31, 2001, of which approximately 52% came from wholesale rental to other rental and presentation companies and the balance came from direct rental and presentation services for staged events and trade show exhibitions. Sales of new and used audio-visual equipment represented 18% of revenues for the year ended December 31, 2001. Matrix does not maintain an inventory of new equipment for sale and purchases and sells new equipment only when a customer indicates that it wishes to purchase rather than rent. Matrix sells used equipment as a method of disposing of rental equipment it no longer needs.

         In 2000, Matrix entered the direct rental market to diversify its rental business beyond rental to wholesale customers. Direct rentals often include value-added presentation services, as well as equipment, are less sensitive to pricing and provide the opportunity for customer loyalty and repeat business. In 2001, Matrix continued its efforts to grow this area of its business by marketing products and technical services to customers who stage events, either stand-alone or as part of conventions or trade shows, or who use equipment and technical services for trade show exhibits. This portion of Matrix' business grew approximately 145% from 2000 to 2001. However, Matrix' overall rental business declined 16% in 2001. Matrix believes this decline resulted from a decrease in rentals to competitors who will no longer sub-rent from Matrix due to competition from Matrix in the direct rental market, the economic slow-down and the decline in travel and meeting activity following the tragedy of September 11. Matrix intends to continue direct rental, including staging, trade show and corporate presentations. It will also continue to operate the wholesale segment of its business, which may continue to be impacted by customers who are resistant to sub-renting from a competitor.

         The audio-visual rental and presentation services business is seasonal in nature, fluctuating with the annual calendar of trade shows, corporate meetings and similar events. These events are generally held in the periods from February through June and August through mid-November. During 2001, this seasonal calendar was disrupted by the decline in travel and trade show attendance following the tragedy of September 11. Matrix rents to a diversified customer base and does not depend on any single customer for more than 10% of its revenues. In the opinion of management of Matrix, the industry derives its vitality from an increasing trend among businesses toward outsourcing of meetings, events, training and communications. However, as demonstrated by the decline in travel and meetings in the fall of 2001, it also depends on the business community's commitment to hold meetings, conventions, trade shows and staged events.

         Matrix has not been able to obtain reliable data with respect to the size of the audio-visual rental market or the number and size of its competitors. Competitive factors in the direct rental market include breadth and quality of equipment, quality of technical support, price and geographic reach. Matrix is aware of a number of competitors that have greater inventory, more technical support and broader geographic reach than it has. However, in the experience of management of Matrix, the business is highly fragmented with no one participant or small number of participants dominant in the end-user market. Competition is generally greater among firms that specialize in wholesale rental within a regional market and that competition is principally based on price. Increased competition and a decline in demand due to both the economic slowdown and the tragedy of September 11 have resulted in a decrease in wholesale margins. Management of Matrix believes that it competes effectively in the geographic areas it serves in the wholesale market.

         During the year ended December 31, 2001, Westminster recorded an impairment write-down of the goodwill related to this business after due consideration of all factors related to its business, including the historic and expected future operating performance of the company (see Note 9 of Notes to Consolidated Financial Statements).

         Matrix began operations in 1997. Westminster acquired a 68% interest in Matrix in November 1999. In February 2002, Westminster acquired an additional 6% interest in Matrix from Matrix' other shareholder. Matrix is based in Santa Ana, California with branch locations in Las Vegas, San Francisco and San Diego. Each facility houses a wide variety of audio-visual equipment including digital projectors, screens, plasma displays, microphones, speakers and related presentation equipment.

Group Purchasing Services

         We have two businesses that offer group purchasing services. Westland Associates, Inc. ("Westland") provides group purchasing of goods and services to new car dealers. Physician Advantage, L.L.C. ("Physician Advantage") provides group purchasing of medical, surgical, pharmaceutical and office equipment and supplies to health care providers including physicians, surgical centers and other alternate care facilities.

Westland
--------

         Westland offers group purchasing services to new car dealers that enroll as members. Westland serves its dealer-members by introducing them to pre-approved vendors offering a wide spectrum of products and services for auto dealerships at reduced prices. Dealer-members place orders directly with the vendors or through Westland, which then forwards orders to the appropriate vendors. Vendors ship products directly to the dealer-members and bill Westland. Westland consolidates multiple vendor invoices for a dealer-member into a single invoice and submits it to the dealer-member. Dealer-members make payments to Westland and Westland pays the vendors.

         Westland's revenues are derived from product margins, markups on service contracts, rebates and membership fees. Margins and markups vary by product and are typically higher for Westland brands. Membership fees consist of an enrollment fee and recurring monthly fees.

         At December 31, 2001, Westland had approximately 700 dealer-members. Dealer-members are located primarily in the western United States. In March 2001, in an effort to grow its business, Westland entered into a strategic relationship with Autobytel, Inc., a company that provides new car dealers with sales leads. Westland agreed to offer membership in Westland's group purchasing program to the 2,000 dealers throughout the United States currently served by Autobytel. Changes in Autobytel's marketing strategy in the spring of 2001 hindered development of this program. Westland and Autobytel are now planning to relaunch this program.

         Westland offers products and services from over 70 vendors. These vendors include major national companies, as well as regional suppliers. Westland selects its vendors based upon product suitability, quality, dealer support and price. Westland continuously surveys its members to determine satisfaction with existing vendors and to assess the need for new products or services to meet the changing demands of dealer-members. Effective September 1, 2001, a significant vendor that offered specialized business forms and related printed products cancelled its long-term relationship with Westland and elected to sell directly to dealers. Westland has replaced that vendor with a new vendor offering a broader product line at more attractive prices and at higher margins for Westland. While early response from dealer-members has been favorable, Westland cannot be certain that it can convert its dealer-members to the new vendor in sufficient numbers to replace the revenues generated by the former vendor, and, if it can, it cannot be certain how long that conversion will take. Westland anticipates that its revenues and profitability for the current fiscal year are likely to be adversely affected by this change in vendors.

         To Westland's knowledge, there is no other group purchasing organization that competes either in the regions where Westland concentrates its marketing efforts or on a national level. State associations of dealers do provide group-purchasing strength for certain items, particularly business forms. There are also large dealership groups under common ownership that consolidate portions of their purchasing. In Westland's experience, none of these competitors provides a comprehensive selection of products and services comparable to Westland's. The most significant challenge to the growth of Westland's business is marketing the program to new geographic regions cost effectively, given the small gross margins Westland earns from the sale of its products.

         During the year ended December 31, 2001, Westminster recorded an impairment write-down of the goodwill related to this business after Westland received notice of a long-term contract cancellation from a key vendor. This vendor relationship represented more than 50% of revenues earned by Westland (see Note 9 of Notes to Consolidated Financial Statements).

         Westland was established in 1954 by a group of new car dealers in Southern California. Westminster acquired 100% of the common stock of Westland in 1997. The company is headquartered in Anaheim, California.

Physician Advantage
-------------------

         Physician Advantage administers a group-purchasing program with Broadlane Healthcare (formerly Tenet Healthcare) offering medical, surgical, pharmaceutical and office supplies for physicians. Hospitals have purchased supplies through group purchasing organizations for many years, but similar opportunities have not been available to physicians. Through Broadlane, comparable group purchasing benefits are extended to physicians. To be eligible to participate in the program, the physicians must be admitting physicians at a hospital owned or managed by Broadlane.

         Physician Advantage maintains no inventory. Major distributors serving the physician community distribute medical, surgical, pharmaceutical and office equipment and supplies directly to physicians. Physician Advantage provides customer relations with the physicians, administers registration in the program, tracks transactions between its members and the distributors and confirms that physicians receive appropriate pricing. Physicians do not pay a fee to participate in the program. Physician Advantage's revenues come from administrative fees paid by the distributors based on the purchase volume of physician members. "Physicians' Advantage" is a registered service mark.

         Physician Advantage administers a second program, known as "PhyBuy," which markets medical and surgical supplies to physicians and alternate care facilities not associated with Broadlane. In this program, Physician Advantage works directly with distributors rather than through Broadlane's group purchasing program. Participants in this program can place orders directly with a customer service representative at Physician Advantage. As with the Broadlane program, Physician Advantage maintains no inventory. The distributors ship supplies directly to participating physicians. Revenues to PhyBuy result from rebates and other transaction fees paid by the distributors. This program represents less than 5% of Physician Advantage's total business.

         The sale of medical, surgical, pharmaceutical and office products to healthcare professionals is intensely competitive and rapidly evolving. Physician Advantage competes with other intermediaries with business models similar to the company's, including Internet based selling organizations and traditional distributors, including the distributors that the company depends on for distribution to its customers. Since most of the medical, surgical, pharmaceutical and office products purchased by healthcare professionals are well-identified brands, competition is generally based upon service and price. However, aside from the program that Physician Advantage administers for Broadlane, no company with group purchasing capability has acquired a significant position in medical/surgical supply sales to physicians.

         During the year ended December 31, 2000, Westminster recorded an impairment write-down of the goodwill related to this business. This impairment write-down was made after consideration of all factors related to the business of Physician Advantage, including its historic operating losses and its inability to achieve its revised business plan (see Note 9 of Notes to Consolidated Financial Statements).

         Access Managed Care, Inc. established the business in September 1996. Physician Advantage acquired that company as a wholly owned subsidiary in November 1997. Westminster provided financing to Physician Advantage commencing in November 1997 and converted a portion of that debt to a 70% equity ownership interest in May 1999.

Finance and Secured Lending

         Our financing activities include secured lending and equity investments. We generally make loans that mature in twenty-four months or less. Collateral for loans may include real and personal property. We also invest in securities-available-for-sale and limited partnerships that invest in securities.

Secured Lending
---------------

         The Corporation originates and, from time to time, purchases loans that are generally secured by real estate, personal property or other collateral. In connection with each loan proposal, we consider the value and quality of the real estate or other collateral available to secure the loan compared to the loan amount requested, the borrower's sources of repayment, the proposed interest rate and repayment terms, and the credit-worthiness of the borrower. We generally hold originated or purchased loans in our portfolio until maturity or earlier payoff.

         At December 31, 2001, outstanding loans consisted of a single loan secured by personal property in the principal amount of $289,000. The loan was repaid in March 2002. At December 31, 2001, the Corporation also owned real estate acquired through foreclosure that it holds for sale as the result of non-payment of a secured loan in the original principal amount of $4,218,500 made in 1999. For a description of this proceeding, see Item 3 - Legal Proceedings. At December 31, 2001, the Corporation held additional collateral for this loan, including junior encumbrances on three pieces of residential property. Prior to December 31, 2001, the Corporation purchased a senior encumbrance on one of these residential properties for $390,000. Subsequent to December 31, 2001, the Corporation acquired that residential property through foreclosure and sold it to a third party for the purchase price of $925,000 consisting of cash in the amount of $250,000 and a note secured by a first deed of trust on the property in the principal amount of $675,000 with interest at 9% payable monthly and principal due on or before February 1, 2003.

Cash and securities available-for-sale
--------------------------------------

         We hold significant investments in cash and securities available-for-sale. These securities consist principally of U.S. Government and Agency securities, but also include investments in commercial paper, publicly traded common and preferred stocks, warrants, and convertible debentures. Assets identified as "cash and cash equivalents" consist principally of short-term, top-tier, investment grade commercial paper. The Corporation's investment policy governing fixed income securities provides that the maximum maturity may not exceed 24 months and the weighted-average maturity may not exceed twelve months. In light of this investment policy and the interest rate environment prevailing at December 31, 2001, the fixed income investments at year-end 2001 were concentrated in "cash and cash equivalents." We do not actively engage in investing in equity securities, but we may from time to time make investments when opportunities arise that are consistent with our business objectives. Certain of the equity securities owned by us were received as additional consideration for loans we made.

Investments in limited partnerships that invest in securities
-------------------------------------------------------------

         We hold investments in certain limited partnerships that invest in securities. Each of the partnerships seeks to achieve returns through investments in equity and debt securities following identified strategies. We have no plans presently to invest in additional limited partnerships of this type. When we have made these investments, our investment decision was based on the past performance of the limited partnerships, the past performance of their general partners, and diversification of identified strategies.

Other investments
-----------------

         We hold several other investments in privately owned development or early stage companies. Such individual investments typically do not exceed $250,000 and represent less than 20% ownership of any such entity.

EMPLOYEES

         As of December 31, 2001, we employed ninety-three salaried employees. Three of the Corporation's employees are executive officers of the Corporation.

Employee distribution by industry segment is as follows:

                                                             Number
         Segment                                         of employees
         Finance and lending                                   6
         Group purchasing services                            12
         Point-of-purchasing display and packaging            31
         Equipment rental and sales                           44

ITEM 2. PROPERTIES

     Our executive offices are located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212, telephone (310) 278-1930. This office, consisting of 2,902 square feet of space, is leased for a five-year term ending in October 2002.

     Point-of-purchase display and packaging - One Source, our point-of-purchase display and packaging segment, has its corporate headquarters at 15215 Alton Parkway, Suite 100, Irvine, California 92618. This office space, consisting of 6,805 square feet, is located in a light industrial/office park and also serves as a sales office and design center. This lease expires in January 2005. One Source has a 52,870 square foot facility for manufacturing and warehouse use located in Olive Branch, Mississippi, adjacent to Memphis, Tennessee, that is currently rented month-to-month. One Source maintains a sales office in Bentonville, Arkansas.

     Equipment rental and sales - Matrix, our equipment rental and sales segment, has its corporate office at 2915 S. Daimler Street, Santa Ana, California 92705. The space, which totals 11,000 square feet, also serves as the main warehouse. The lease expires on June 30, 2003. The Company also has branch offices that serve as sales and warehouse facilities in San Francisco, San Diego and Las Vegas, Nevada. These facilities range in size from 1,625 to 9,818 square feet.

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

ITEM 3. LEGAL PROCEEDINGS

     Westminster Capital, Inc. v. Susan Wagner Trenham. In November 1996, Westminster made a loan of $1,050,000 to a borrower and took as security for the loan a mortgage on certain real property, title to which was held by a trust of which the borrower was trustee. On October 9, 1997, we commenced foreclosure proceedings on the collateral in the Court of Common Pleas, County of Berkeley, South Carolina, in the above captioned action, seeking to sell the collateral and apply the proceeds of sale to pay the principal and unpaid interest on the loan. In January 1998, in an action captioned "Joseph Read, et al. v. Susan Trenham, et al.," certain beneficiaries of the trust that held title to the collateral filed motions and actions seeking to prevent the foreclosure. Westminster agreed to allow the beneficiaries to intervene in the foreclosure action in exchange for the beneficiaries' agreement to dismiss the separate case filed by them and to submit to the jurisdiction of the court hearing the foreclosure case.

     In September 2000, Westminster, the borrower and the beneficiaries entered into a Mutual Settlement Agreement pursuant to which the borrower and the beneficiaries agreed to sell as much of the real property securing the loan held by Westminster as was necessary to pay Westminster the sum of $1,250,000 plus interest at the rate of 8 3/4% per annum accruing for the period from November 30, 2000, until the settlement amount was paid in full. The Mutual Settlement Agreement additionally provided that if the settlement amount was not paid in full by June 1, 2001, or if there were not pending sales contracts on that date that upon closing would pay the settlement amount in full, then the balance of the real property would be sold at public auction under the direction of the Court of Common Pleas, County of Berkeley, South Carolina and the auction proceeds would be applied to pay the settlement amount.

     At June 1, 2001, the settlement amount had not been paid in full and there were not sufficient sales contracts pending to pay the settlement amount in full. Accordingly, the remaining properties securing the loan were sold at public auction under the direction of the Court of Common Pleas. As a result of the sales of real property under the terms of the Settlement Agreement prior to June 1, 2001 and the sale at the public auction, the Company received net proceeds of $1,260,640.

     Westminster Capital, Inc. v. Richard Rackemann, et al. The debtor on a loan in the principal amount of $4,218,500, made by Westminster in December 1999, defaulted in the payment of monthly interest installments on November 1, 2000. The loan was secured by collateral consisting of a first deed of trust on real property, a pledge of stock and a personal guarantee. Westminster declared the loan in default in November 2000, filed a Notice of Default under California law preliminary to a non-judicial trustee's sale of the real property and, in December 2000, filed the above captioned action seeking judicial foreclosure of the collateral. In April 2001, a Stipulation for Entry of Judgment in the action was entered in favor of Westminster in the amount of $4,684,623. Subsequent to the entry of the stipulated judgment, the debtor requested a forbearance to delay foreclosure on the collateral until after May 11, 2001 and, as consideration for the forbearance, conveyed to Westminster, as additional collateral, junior trust deeds on three additional pieces of improved real property. Westminster scheduled a non-judicial trustee's sale of the original real property securing the debt for June 19, 2001. Prior to the sale, the debtor filed a Chapter 11 petition with the Bankruptcy Court and obtained an automatic stay of the trustee's sale. The automatic stay was lifted in August 2001 and the original real property was sold at a trustee's sale on August 23, 2001 to Westminster by way of a credit bid of a portion of the indebtedness owed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Executive Officers of Registrant

     Pursuant to General Instruction G (3) of Form 10-K, the following information is included as an unnumbered item in Part I of the Report in lieu of being included in the proxy statement for the annual meeting of stockholders to be held on May 23, 2002.

     The following table sets forth certain information with respect to the executive officers of the Corporation:

       Name                              Age           Position
       ----                              ---           --------

       William Belzberg                  69            Chairman of the Board
                                                       Chief Executive Officer

       Keenan Behrle                     59            Executive Vice President

       Rui Guimarais                     41            Chief Financial Officer

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

                                     PART II

ITEM 5.  MARKET FOR THE CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The principal market for our common stock is the American Stock Exchange under the symbol "WI." Our common stock is also traded on the Pacific Stock Exchange under the symbol "WI." The high and low market prices for Westminster's Common Stock, as reported in the consolidated transaction reporting system, are set forth below:

             Fiscal Quarters                 High          Low
             ---------------                 ----          ---

             2001
             ----
             Fourth Quarter                 $ 3.00        $ 1.75
             Third Quarter                    2.30          2.03
             Second Quarter                   2.38          2.12
             First Quarter                    2.52          2.00

             2000
             ----
             Fourth Quarter                 $ 2.63        $ 1.88
             Third Quarter                    2.81          2.06
             Second Quarter                   3.00          2.13
             First Quarter                    3.38          2.50

     Westminster had 856 holders of record of its common stock as of February 28, 2002.

     We have not paid cash dividends since 1989, and do not presently anticipate the declaration of cash dividends in the near future, as we intend to retain all excess cash, if any, resulting from our various operations for future acquisitions and investments.

ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                  (dollars in thousands except per share data)

                                              2001            2000            1999             1998            1997
                                              ----            ----            ----             ----            ----
FINANCIAL DATA:
Total assets                               $47,361         $53,219         $51,140          $42,597         $34,870
   Cash and cash equivalents                18,947           6,227           1,406              291           1,738
   Securities available-
      for-sale                               6,586          17,330          21,677           25,982          17,655
   Accounts receivable, net                  3,535           4,305           3,565              660           1,002
   Loans receivable, net                       289           5,224           5,744            9,783           7,081
   Property and equipment, net               4,479           5,763           3,397              147             710
   Real estate acquired through
      foreclosure                            4,929               -               -              833             833
   Goodwill, net                             5,529           9,513          11,027              788             881
   Total liabilities                         9,590          11,362          17,163           10,750           8,902
   Shareholders' equity                     37,771          41,857          33,977           31,847          25,968
                                      =============== =============== ================ =============== ===============

EARNINGS DATA:
Total revenues                             $26,883         $28,278         $19,066          $11,714         $ 4,013
   Sales to packaging customers             15,787          14,043          11,808                -               -
   Equipment rental and sales                7,597          10,055             601                -               -
   Group purchasing revenues                 1,546           1,568           1,184            1,034             172
   Finance and secured lending               1,953           2,612           5,473           10,680           2,891
   (Loss) income from continuing
      operations                            (4,199)          6,296           2,325            5,663           1,323
   Cumulative effect of
      accounting change                        317               -               -                -               -
Net (loss) income                           (3,882)          6,989           2,323            5,827           1,371
                                      =============== =============== ================ =============== ===============

PER SHARE DATA:
(Loss) income from continuing
  operations (basic)                       $  (.52)        $   .78         $   .30          $   .72         $   .17
(Loss) income from continuing
  operations (diluted)                     $  (.52)        $   .78         $   .29          $   .71         $   .17
Book value per share
  (end of period)                          $  4.65         $  5.15         $  4.34          $  4.06         $  3.31
Weighted-average diluted
  shares outstanding                         8,125           8,057           7,952            7,928           7,866
                                      =============== =============== ================ =============== ===============

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details regarding acquisitions and dispositions of businesses.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our consolidated financial statements included elsewhere herein. Certain statements we make constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (see "Special Note Regarding Forward-Looking Statements and Projections" in Part I preceding Item 1).

     Item 1. "Business" describes the four segments that comprise our business activities and the subsidiary companies through which we operate in certain of those segments. At December 31, 2001, our principal assets identified by those segments consisted of the following:

Point-of-purchase display and packaging - One Source's assets include accounts receivable from customers, machinery and equipment, office furniture and equipment, goodwill and other assets, including cash.

Equipment rental and sales - Matrix' assets include accounts receivable from customers, audio-visual presentation equipment held for rental, delivery vehicles, office furniture and equipment and other assets, including cash.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to estimated future segment revenues and earnings, and the fair value of recorded assets including goodwill and property acquired through foreclosure. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The use of estimates plays a particularly crucial role in application of our accounting policies related to the carrying value of long-lived assets, goodwill and property acquired through foreclosure.

SEGMENT REPORTING AND EBITDA PRESENTATION

     Revenues, operating profits and other financial data of our industry segments for the three years ended December 31, 2001, are set forth in Note 10 of Notes to Consolidated Financial Statements.

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

     EBITDA is computed on a basis different from cash flows in accordance with generally accepted accounting principles. Cash flows in accordance with generally accepted accounting principles consist of cash flows from
(i) operating, (ii) investing and (iii) financing activities. Cash flows from operating activities reflect net income or loss (including charges for interest and taxes not included in EBITDA) adjusted for (i) all non-cash charges or credits (including, but not limited to depreciation and amortization) and
(ii) changes in operating assets and liabilities (not reflected in EBITDA). For information regarding our historical cash flows, see the Consolidated Statements of Cash Flows included in our Financial Statements. Our historical results of operations are discussed below.

     For the year ended December 31, 2001, we generated revenues of $26,883,000 and EBITDA of $1,738,000 before minority interests. Revenues and EBITDA before minority interests by operating segment, including percentages contributed to total, are listed below (dollars in thousands):

        SEGMENT                                                   REVENUES         %         EBITDA            %
        --------------------------------------------------- --------------------- ---- -------------------- ---------
        Point-of-purchase display and packaging                 $   15,787         59   $     1,830            105
        Equipment rental and sales                                   7,597         28           (15)            (1)
        Group purchasing                                             1,546          6           158              9
        Finance and secured lending                                  1,953          7          (235)           (13)

FINANCIAL STATEMENT PRESENTATION

     Our results of operations reflect our 50% equity interest in Touch Controls during the period commencing January 1, 1999, the date on which we acquired that equity interest by converting a loan receivable to equity, and ending October 14, 2001, the date on which we sold that equity interest. In accordance with accounting principles generally accepted in the United States, the results of Touch Controls are included in income using the equity method of accounting until the date of sale, whereby income or loss is recognized in the Consolidated Statements of Operations based on our proportionate share of Touch Controls' income or loss.

     On January 31, 2000, we sold Global Telecommunications. The disposition of this business has been treated as a "discontinued operation" in accordance with accounting principles generally accepted in the United States. The results of this transaction are discussed under "discontinued operations" below.

     We completed three acquisitions during 1999. On January 11, 1999, we acquired an 80% interest in One Source. On May 18, 1999, we acquired a 70% interest in Physician Advantage. On November 22, 1999, we acquired a 68% interest in Matrix. Our operating results reflect the results of operations for these acquisitions from the respective dates of acquisition.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In July 2000, the Emerging Issues Task Force issued EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). SAB 101 and EITF 99-19 provide guidance on applying accounting principles generally accepted in the United States of America to revenue recognition issues in financial statements. During the year ended December 31, 2000, we amended our revenue recognition policy for Westland pursuant to EITF 99-19. Accordingly, Westland's revenues are reported on a net basis and are included in "Group purchasing revenues" compared to previous reporting as "Gross sales to auto dealers" and "Cost of sales from sales to auto dealers." This change in reporting was applied retroactively for all periods presented in the financial statements in this Form 10K and results in a reduction in aggregate revenues reported by Westland for such periods. There is no impact to net income or earnings per share as a result of this change in revenue recognition policy.

RESULTS OF OPERATIONS

For the Years Ended December 31, 2001 and 2000

Revenues

     Our total revenues decreased by $1,395,000 or 5%, compared to the year ended December 31, 2000, due to decreased revenues from the equipment rental and sales and the finance and secured lending segments offset, in part, by increased revenues from sales to packaging customers segment.

     Revenues of One Source, reported under "Sales to packaging customers" in the Consolidated Statements of Operations, were $15,787,000 during the year ended December 31, 2001, compared to $14,043,000 during the year ended December 31, 2000, reflecting an increase of 12.4%. This increase was due mainly to an increase in sales of display packaging to consumer product manufacturers offset by a decline in clamshell and other packaging revenues. The increase in sales of display packaging to consumer product manufacturers reflects the growth in business both from existing customers and new customers. The decline in clamshell and other packaging revenues was attributable to a decline in orders from existing customers due to the economic slowdown in the latter part of 2001.

     Revenues of Matrix, reported under "Equipment rental and sales" in the Consolidated Statements of Operations, were $7,597,000 during the year ended December 31, 2001, compared to $10,055,000 during the year ended December 31, 2000. Revenues decreased 24.5% due mainly to an emphasis on rental business rather than product sales. The decline in product sales represents 58% of the decline in revenues for the period. The remaining decline of revenues reflects a decrease in equipment rentals due to a decrease in rentals from competitors who will no longer sub-rent from Matrix due to competition from Matrix in the direct rental market; a general economic slowdown; more competitive pricing; and the cancellation of tradeshows, conventions and conferences especially following the events of September 11, 2001.

     Revenues of Westland represented by gross sales less cost of sales, reported on a net basis under "Group purchasing revenues" in the Consolidated Statements of Operations, were $943,000 in 2001 compared to $1,011,000 in 2000. Revenues decreased by 6.7% due mainly to the loss of the company's largest vendor during the fourth quarter of 2001.

     Revenues of Physician Advantage, reported on a net basis under "Group purchasing revenues" in the Consolidated Statements of Income, increased $46,000, or 8.3%, to $603,000 in 2001 compared to $557,000 in 2000. The increase represents an increase in commissions earned on greater sales volume.

     Finance and secured lending revenues decreased $659,000, or 25.2%, to $1,953,000 for the year ended December 31, 2001 from $2,612,000 for the year ended December 31, 2000. The net decline in finance and secured lending revenues is attributable to a number of factors including the following:

     . During the year ended December 31, 2000, we recorded a gain of $450,000 from the sale of an equity investment with no such gain in the current year.

     . Interest on loans and loan fees were $619,000 lower in the year ended December 31, 2001.

     . Interest on securities available for sale was $411,000 lower in the year ended December 31, 2001.

     . Losses on securities available-for-sale were $222,000 in 2001 compared to losses of $73,000 in 2000. The current year loss includes an impairment write-down of $235,000 on two equity investments.

     . We recorded a loss of $86,000 from the decline in market value of derivative instruments in the year ended December 31, 2001, with no such decline in the corresponding prior year period.

     The net decline in finance and secured lending revenues in the year ended December 31, 2001 was partially offset by the following:

     . Unrealized gains on limited partnerships that invest in securities were $342,000 higher in the year ended December 31, 2001.

     . The gain on our equity interest in Touch Controls was $753,000 in the year ended December 31, 2001 compared to a gain of $299,000 in the year ended December 31, 2000. The current year gain includes $650,000 from the sale of our equity interest.

     . We received $154,000 in legal settlement revenues in the year ended December 31, 2001, with no such revenues in the corresponding prior year period.

     Interest on loans was $216,000 for the year ended December 31, 2001, as compared to $733,000 for the year ended December 31, 2000, due mainly to the non-accrual of interest on a non-performing loan in the year ended December 31, 2001. The current year includes the reversal of accrued interest reserves of $105,000 on a non-performing loan, which was settled during the current year (see "Loans Receivable and Past Due Loans" below). Interest on securities available-for-sale and money market funds was $845,000 during the year ended December 31, 2001, as compared to $1,256,000 during the year ended December 31, 2000, due to a decrease in average invested funds and a lower interest rate environment.

     During the year ended December 31, 2001, we recorded unrealized gains on limited partnerships that invest in securities of $147,000 compared to unrealized losses of $195,000 during the year ended December 31, 2000. Unrealized gains from these limited partnership investments include permanentimpairment write-downs for 2001 and 2000 of $136,000 and $144,000, respectively, relating to one of these investments. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting.

Gross Profit

     We calculate gross profit as total revenues less cost of sales, which includes depreciation and amortization related to sales. Gross profit was $11,499,000 in 2001 compared to $13,386,000 in 2000. Depreciation and amortization included in cost of sales was $1,222,000 in 2001 and $962,000 in 2000.

     Gross profit generated by One Source was $5,567,000 or 35.3% of its revenues in 2001 compared to $4,942,000 or 35.2% of its revenues in 2000. Cost of sales for this segment of $10,220,000 for 2001 and $9,101,000 for 2000 is designated "Cost of sales - packaging," and includes depreciation of $39,000 and $69,000 for 2001 and 2000, respectively.

     Gross profit generated by Matrix was $2,433,000 or 32% of its revenues in 2001 compared to $4,264,000 or 42.4% of its revenues in 2000. Cost of sales for this segment of $5,164,000 for 2001 and $5,791,000 for 2000 is designated "Cost of sales - equipment rental and sales," and includes depreciation of $1,183,000 and $893,000 for 2001 and 2000, respectively. Gross profit is lower in 2001 despite the emphasis toward higher margin rental business and away from lower margin product sales, due to the change in mix of rental revenues toward lower margin but more sustainable trade show and staging product lines. Direct labor and other costs are generally higher for the trade show and staging product lines.

     Group purchasing revenues of $1,546,000, representing revenues of $943,000 and $603,000 generated by Westland and Physician Advantage, respectively, are net revenues earned from group purchasing activities and, as such, represent the gross profits earned by these entities.

     Finance and secured lending revenues represent net revenues and, as such, represent the gross profit earned from this segment.

Selling, General and Administrative Expenses

     On a consolidated basis, selling, general and administrative expenses increased nominally for the year ended December 31, 2001 compared to the year ended December 31, 2000.

     Selling, general and administrative expenses for One Source increased $306,000, or 8.8%, to $3,776,000 for the year ended December 31, 2001 from $3,470,000 for the year ended December 31, 2000. The increase is mainly attributable to increases in sales and marketing expenses. Sales and marketing expenses were higher due to increased commissions and bonuses resulting from higher sales and gross profit compared to the prior year.

     Selling, general and administrative expenses for Matrix decreased $167,000, or 4.4%, to $3,631,000 for the year ended December 31, 2001 from $3,798,000 for the year ended December 31, 2000. The reduction in expense is attributable to a reduction of $437,000 in selling expenses, offset in part by higher general and administrative expenses. The reduction in selling expenses is proportionate to the decline in revenues and is mainly due to lower commissions and travel and lodging expenses. The higher general and administrative expenses reflect increased payroll and related costs attributable to higher average staffing levels compared to the prior year.

     Selling, general and administrative expenses for the group-purchasing segment decreased $1,024,000, or 42.5%, to $1,388,000 for the year ended December 31, 2001 from $2,412,000 for the year ended December 31, 2000. This reduction in expense is attributable to lower payroll and marketing costs achieved through various cost cutting initiatives during the current year, and to web site development costs incurred in the year ended December 31, 2000, which did not recur in the year ended December 31, 2001.

     Selling, general and administrative expenses for the finance and secured lending segment increased $892,000, or 68.8%, to $2,188,000 for the year ended December 31, 2001 from $1,296,000 for the year ended December 31, 2000. The prior year reflects a reversal of accrued expenses of $1,123,000 related to the reversal of legal settlement reserves during the year ended December 31, 2000. Excluding this item, general and administrative expenses were lower in the current year due primarily to lower legal and business consulting expenses.

Depreciation and Amortization

     Depreciation and amortization increased $2,202,000, or 97.6%, from $2,255,000 for the year ended December 31, 2000 to $4,457,000 for the year ended December 31, 2001. The net increase is mainly due to impairment goodwill write-offs of $3,094,000 and $522,000 related to Matrix and Westland, respectively, while the prior year period reflects a write-off of the goodwill of Physician Advantage of $1,360,000.

     At September 30, 2001, management concluded that Matrix' goodwill was impaired for its remaining value of $3,094,000 on that date. This assessment was made after due consideration of all factors affecting its business including the historic and expected future operating performance of the company. Matrix' business consists of audio-visual rental and presentation services for trade shows, conventions and conferences. The business is dependent on travel and attendance at trade shows, conventions, and conferences. Given the current status of the economy and declines in travel and attendance at these types of events, management believes the market value of this company is significantly impaired.

     Additionally, at December 31, 2001, management concluded that the goodwill related to the business of Westland was impaired for its remaining value of $522,000 on that date. This determination was made after Westland received notice of a long-term contract cancellation from a key vendor. This vendor relationship represented more than 50% of revenues earned by Westland.

     At September 30, 2000, the Corporation recorded an impairment write-down of the goodwill of Physician Advantage in the amount of $1,360,000 on that date. This impairment write-down was made after consideration of all factors related to the business of Physician Advantage, including its historic operating losses and its inability to achieve its revised business plan.

Income Tax

     An income tax provision of $215,000 was recorded for 2001 against pre-tax losses of $4,223,000. A significant portion of the pre-tax losses resulted from permanent differences related to non-deductible goodwill amortization of $3,833,000, including the impairment of goodwill related to Matrix and Westland. Additionally, the deferred tax benefit on operating losses incurred by Matrix of $586,000 was limited to Matrix' deferred tax liability of $230,000 because future utilization of the deferred tax benefit cannot be reasonably assured.

     An income tax benefit of $6,594,000 was recorded for the year ended December 31, 2000. This benefit included a reversal of $6,699,000 in deferred tax liabilities related to a previously established liability for deferred taxes on legal settlement revenues and an income tax provision of $105,000 on year to date losses primarily attributable to non-deductible costs.

Minority Interests

     The minority interests reflect a net benefit of $239,000 during the year ended December 31, 2001. This net benefit is comprised of the minority interest share in the net losses of Matrix of $430,000, partially offset by the minority interest share in net income attributable to the shareholders of One Source of $191,000.

     For the year ended December 31, 2000, the minority interests reflect net income attributable to minority shareholders of $193,000. This was comprised of the minority interest share in the net income of One Source of $160,000 plus the minority interest share in the net income of Matrix of $33,000.

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

Discontinued Operations

     On January 31, 2000, Global Telecommunications sold substantially all of its assets. In connection with this sale, we recorded a gain of $693,000, net of estimated income taxes of $461,000, during the year ended December 31, 2000.

Cumulative Effect of Accounting Change

     The adoption of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, resulted in a $317,000 cumulative effect transition adjustment to net income relating to stock warrants which, under SFAS No. 133, qualify as derivatives. This one-time adjustment to net income as of January 1, 2001, represents the appreciated value of these warrants at December 31, 2000, which appreciation was previously excluded from the measurement of net income, but was instead included in the measurement of comprehensive income. The cumulative effect transition adjustment is shown as a cumulative effect accounting change net of income taxes in the Consolidated Statements of Operations.

Net Income

     During the year ended December 31, 2001, we incurred a net loss of $3,882,000 compared to net income of $6,989,000 for the year ended December 31, 2000. Basic (loss) earnings per share were $(0.48) and $0.87 for the years ended December 31, 2001 and 2000, respectively. In 2001, basic (loss) earnings per share were $(0.52) from continuing operations and $0.04 from the cumulative effect of accounting change. In 2000, basic earnings per share were $0.78 from continuing operations and $0.09 from discontinued operations.

For the Years Ended December 31, 2000 and 1999

Revenues

     Our revenues increased by $9,212,000 or 48% compared to the year ended December 31, 1999. The most significant contributors to this increase were:

     . Equipment rental and sales revenues of $10,055,000 in 2000, the first full year that we owned Matrix, as compared to $601,000 in 1999.

     .    An increase of $2,235,000 in sales to packaging customers over 1999.

     . A gain of $450,000 from disposition of an investment (included in "other income").

     . Earnings from our equity interest in Touch Controls of $299,000 in 2000, compared to a loss of $130,000 in 1999.

          Significant countervailing impacts to comparative revenues resulted from:

     .    Loan fees of $127,000 earned in 2000 compared to $1,484,000 in 1999.

     . Losses from the sale of securities available-for-sale of $73,000 in 2000 compared to gains of $602,000 in 1999.

     . Unrealized losses from partnerships that invest in securities of $195,000 in 2000 compared to gains of $838,000 in 1999.

     Revenues of One Source, reported under "Sales to packaging customers" in the Consolidated Statements of Operations, were $14,043,000 in 2000 compared to $11,808,000 in 1999. This increase in revenues of $2,235,000, or 18.9%, was attributable to the net addition of new customers and increased sales to key existing customers.

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

     Revenues of Westland represented by gross sales less cost of sales, reported on a net basis under "Group purchasing revenues" in the Consolidated Statements of Operations, were $1,011,000 in 2000 compared to $907,000 in 1999. This increase in revenues of $104,000 or 11.5% was mainly attributable to expanded product offerings through new and existing vendor relationships. Gross sales of products and services to dealer-members were $15,987,000 in 2000 as compared to $14,235,000 in 1999, representing an increase of 12.3%.

     Revenues of Physician Advantage, reported under "Group purchasing revenues" in the Consolidated Statements of Operations, were $557,000 compared to $277,000 for the period from May 18, 1999 (acquisition date) to December 31, 1999. On an annualized basis, revenues increased by approximately 26% due an increase in commissions earned on greater sales volume.

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

     Interest on loans was $733,000 in 2000, compared to $1,037,000 in 1999, due to a decrease in average loans outstanding in the current year.

Gross Profit

     Gross profit was $13,386,000 in 2000 compared to $11,186,000 in 1999.
Depreciation and amortization included in cost of sales was $962,000 in 2000 and $68,000 in 1999.

     Gross profit generated by One Source was $4,942,000 in 2000 compared to $4,179,000 in 1999. Cost of sales for this segment of $9,101,000 for 2000 and $7,629,000 for 1999 is designated "Cost of sales - packaging" and includes depreciation of $69,000 and $27,000 for 2000 and 1999, respectively. The gross profit as a percentage of revenues decreased slightly from 35.4% to 35.2% compared to 1999, due mainly to increases in material costs and allocated overhead for both the clamshell and point-of- purchase product lines.

     Gross profit generated by Matrix was $4,264,000 in 2000 compared to $350,000 in 1999. Cost of sales for this segment of $5,791,000 for 2000 and $251,000 for 1999 is designated "Cost of sales - equipment rental and sales" and includes depreciation of $893,000 and $41,000 for 2000 and 1999, respectively.

     Group purchasing revenues of $1,568,000, for the year ended December 31, 2000 representing revenues of $1,011,000 and $557,000 generated by Westland and Physician Advantage, respectively, are net revenues earned from group purchasing activities and, as such, represent the gross profits earned by these entities.

     Finance and secured lending revenues represent net revenues and, as such, represent the gross profit earned from this segment.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $4,847,000, or 79.1%, from $6,129,000 for 1999 to $10,976,000 for 2000. This increase is net of a decrease in accrued expenses related to the reversal of deferred taxes in connection with legal settlement revenues received in prior years in the amount of $1,123,000. Excluding this amount, selling, general and administrative expenses increased by $5,970,000 in 2000. This increase resulted in part from selling, general and administrative expenses of $3,798,000 and $1,338,000 attributable to Matrix and Physician Advantage, respectively. Matrix was acquired in November 1999 and Physician Advantage was acquired in May 1999. Matrix and Physician Advantage had selling, general and administrative expenses of $121,000 and $647,000, respectively, for 1999.

     Selling, general and administrative expenses for One Source increased $1,181,000, or 51.6%, to $3,470,000 for 2000 from $2,289,000 for 1999. This increase is attributable to business expansion initiatives, including compensation for additional staff, expenses attributable to the opening and operation of a new sales office, expenses incurred in connection with the relocation and expansion of the corporate headquarters and expenses incurred to develop a new packaging product.

     Selling, general and administrative expenses for the finance and secured lending segment were $2,419,000 for 2000 before reversal of accrued expenses described above, compared to $1,809,000 in 1999. This increase of $610,000, or 33.7%, relates primarily to increases in business consulting expenses, legal expenses and settlement costs of several small lawsuits.

     Increases in selling, general and administrative expenses were offset by a reduction of $189,000 or 15%, at Westland, where selling, general and administrative expenses were $1,074,000 for 2000 compared to $1,263,000 for 1999, due to the benefit of various cost saving initiatives.

Depreciation and Amortization

     Depreciation and amortization increased from $593,000 for 1999 to $2,255,000 for 2000. The increase is related to increased amortization of purchased goodwill and includes a one-time charge of $1,360,000, representing an impairment write-down of Physician Advantage's goodwill.

Income Tax

     An income tax benefit of $6,594,000 was recorded for 2000. This benefit included a reversal of $6,699,000 in deferred tax liabilities related to a previously established liability for deferred taxes on legal settlement revenues (see Note 12 of Notes to Consolidated Financial Statements), and an income tax provision on losses before taxes of $105,000. For 1999 an income tax provision of $1,843,000 was recorded representing a 41.8% effective tax rate. The year 2000 reflected a higher effective tax rate due to an increase in permanent differences between book income and taxable income resulting from non-deductible goodwill.

Minority Interests

     The minority interests in net income decreased from $237,000 for 1999 to $193,000 for 2000. The net decrease is represented by lower net income attributable to the minority shareholder of One Source of $58,000, partially offset by an increase in the share of net income attributable to Matrix' minority shareholder of $14,000.

Discontinued Operations

     On January 31, 2000, we sold Global Telecommunications and recorded a gain from this sale of $693,000, net of income taxes of $461,000 (see Note 3 of Notes to Consolidated Financial Statements). No income or loss was recorded from this discontinued operation in 2000.

Net Income

     Net income for 2000 was $6,989,000 compared to $2,323,000 for 1999. Basic earnings per share were $0.87 in 2000 versus $0.30 in 1999. Basic earnings per share from continuing operations were $0.78 in 2000 versus $0.30 in 1999.

FINANCIAL CONDITION

LOANS RECEIVABLE AND PAST DUE LOANS

     The Corporation's loans receivable were $289,000 at December 31, 2001 and $5,224,000 at December 31, 2000. During the year ended December 31, 2001, two new loans totaling $399,000 were originated, and principal repayments of $1,140,000 were received, including $1,030,000 on a defaulted loan pursuant to a settlement agreement.

     A loan of $4,218,500 originated in December 1999, went into default in November 2000 and remained outstanding at December 31, 2000. We ceased to accrue interest on this loan as of December 31, 2000. On September 6, 2001, we foreclosed on a portion of the collateral securing this loan consisting of a piece of improved real property. This real property is offered for sale.

     In January 2002, we foreclosed on a second improved property, which was also collateral for the defaulted loan. Westminster paid $390,000 in December 2001 to purchase a senior encumbrance on this second property. This property was subsequently sold on January 29, 2002 for $925,000, of which $250,000 was received in cash before closing costs of $18,000, and $675,000 is evidenced by a note secured by a first trust deed on the property, bearing interest at 9%, payable in monthly installments of interest only and principal payable on or before February 1, 2003. We expect the fair market value of the foreclosed properties to be sufficient to provide a full recovery of Westminster's investment.

     Westminster originates and, from time to time, purchases loans that are secured by real estate, personal property or other collateral. In connection with each loan proposal, the Corporation considers the value and quality of the real estate or other collateral available to secure the loan compared to the loan amount requested, the proposed interest rate and repayment terms and the quality of the borrower. Loan originations occur when opportunities arise which management believes to be attractive. As a result, the volume of loans originated may vary from quarter to quarter and new loan originations may not occur in every quarter.

     Once a loan goes into default, we cease to accrue interest on the loan if we believe that the collateral may be insufficient to recover the principal and interest owed plus costs of recovery. When necessary, we also record reserves for impaired principal, as well as previously accrued interest.

LIQUIDITY AND CAPITAL RESOURCES

     Our Consolidated Statements of Financial Condition as of December 31, 2001 reflect continuing capital strength. Westminster Capital's shareholders' equity was approximately $37,771,000 at December 31, 2001.

     Cash and cash equivalents totaled $18,947,000 at December 31, 2001, substantially all of which was invested in top-tier investment grade commercial paper. Cash and cash equivalents includes $1,557,000 held as working capital by subsidiaries of the Corporation. Additionally, we held U.S. Government and Agency securities with a market value of $6,586,000 at December 31, 2001.

     Our cash and cash equivalents increased by $12,720,000 during the year ended December 31, 2001, largely reflecting a shift to shorter-term investments because of the current interest rate environment. Cash flows from operating, investing and financing activities for our continuing operations are summarized below for each of the years in the three-year period ended December 31, 2001 (dollars in thousands):

        Activity                    2001            2000             1999
       --------------------------------------------------------------------
        Operating                $ 2,545          $ (281)         $ 2,689
        Investing                 12,123           1,870           (1,507)
        Financing                 (1,948)          2,275              (65)

     We produced cash from operations in 2001 and in 1999, while operations consumed cash in 2000. Cash was generated in 2001 despite the net loss from continuing operations. This is due to large non-cash charges in 2001, the most significant of which was depreciation and amortization of $5,679,000. In 2000, net income from operations included large non-cash benefits, the most significant of which was a reversal of deferred taxes of $6,699,000.

     Investing activities produced cash in 2001 and 2000, as compared to the consumption of cash in 1999. The most significant contributors to the net increase in investing activities during 2001 were proceeds from the net sale of securities of $10,956,000 (represented by sales and maturities of securities of $132,696,000 less purchases of securities of $121,740,000), proceeds from the sale of an equity investment of $1,654,000, principal collected on loans receivable of $1,140,000 offset by investment in property and equipment of $715,000 and other outflows of

$912,000. The substantial activity in the purchase and sale of securities is due to the repositioning of the investment portfolio toward shorter-term securities due to the current interest rate environment and the regular rolling over of securities with shorter maturities. In 2000, investing activities included $4,864,000 from the net sale of securities, $750,000 from the liquidation of other investments and $520,000 in principal collections on loans receivable, offset by purchases of property and equipment of $4,244,000. In 1999, investing activities included the acquisition of subsidiaries of $8,727,000, loan originations of $4,783,000 offset by principal collection on notes receivable of $6,759,000 and $4,475,000 from the net sale of securities.

     The major uses of cash for financing activities in 2001 were to repay borrowings of $1,760,000 and for seller financing payments of $510,000. In 2000, the major contributors to cash from financing activities were borrowings of $5,095,000 and proceeds from the exercise of stock options of $570,000, offset in part by seller financing repayments of $1,749,000 and debt repayments of $1,641,000. Financing activities were insignificant in 1999.

     The sale of Global Telecommunications during 2000 contributed $957,000 in cash, which is reflected in Cash from discontinued operations in the Consolidated Statement of Cash Flows. Cash flows from this discontinued operation were ($2,000) in 1999.

     We continue to seek investments in or acquisitions of other businesses. No assurances can be given that any further acquisitions or investments will be made or, if made, that they will be profitable.

     We believe that our existing liquid assets of $25,553,000 represented by cash and cash equivalents of $18,947,000 and securities available-for-sale of $6,586,000, are sufficient to meet our anticipated needs for the foreseeable future. This assessment reflects the current operating and growth needs of each business segment.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at December 31, 2001 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

                                                            Payments Due by Period
                                           ------------------------------------------------------------
                                                         Less than      1-3         4-5        After
Contractual Obligations                       Total        1 Year      Years       Years      5 Years
------------------------------------------ -----------  ----------- -----------  ---------  -----------
Bank lines of credit
 and notes payable                            $2,466        $  931     $ 1,279     $256         $ -
Capitalized leases                               402           200         202       -            -
Operating leases                               1,152           570         529       53
                                           ------------------------------------------------------------
Total                                         $4,020        $1,701     $ 2,010     $309         $ -
                                           ------------------------------------------------------------

The following summarizes our unused bank lines of credit held by subsidiaries of the Corporation.

                                                            Expiration by Period
                                           ------------------------------------------------------------
                                                         Less than      1-3         4-5        After
Commercial commitments                        Total        1 Year      Years       Years      5 Years
-----------------------------------------  -----------  ------------ ----------  ---------  -----------

                                           ------------------------------------------------------------
Unused lines of credit                        $1,252        $1,252     $ -         $ -          $ -
                                           ------------------------------------------------------------

New Accounting Pronouncements

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 141 ("SFAS No. 141"), Business Combinations, was approved by the Financial Accounting Standards Board ("FASB") on June 29, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets, was approved by the FASB on June 29, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment and write-downs may be necessary. The Corporation is required to implement SFAS No. 142 on January 1, 2002. Application of the provisions of SFAS No. 142 is expected to result in an increase in net income or decrease in net loss of approximately $325,000 per year related to the amortization of goodwill for One Source. The Corporation will perform the first of the required impairment tests of goodwill using the methodology prescribed by SFAS No. 142 in 2002, but does not believe that the effect of these tests will be material on the earnings and financial position of the Corporation.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143 ("SFAS No. 143"), Accounting for Asset Retirement Obligations, was issued by the FASB in August 2001. SFAS No. 143 establishes financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Corporation is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position or results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, was issued by the FASB in October 2001. SFAS No. 144 addresses the recognition of impairment losses on long-lived assets to be held and used or to be disposed of by sale. This statement supersedes certain sections of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Corporation is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position or results of operations.

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

Risks Associated with Acquisitions
----------------------------------

     We have completed several acquisitions and will continue to pursue acquisitions that we believe will increase shareholder value. However, acquisitions involve numerous risks, including:

     . Our management must devote its attention to assimilating the acquired business which diverts its attention from other business matters;

     . Acquisitions may involve entry into new markets in which we have limited prior experience;

     . Key employees of an acquired business may leave following the acquisition; and

     . Acquired companies have stand-alone management information and accounting systems.

     We have devoted substantial time and resources to integrate acquired businesses; and we will be required to devote substantial time and resources to integrate any other businesses that may be acquired in the future. Possible future acquisitions could cause us to incur additional debt, contingent liabilities and amortization expenses relating to goodwill and other intangible assets. These factors could have an adverse impact on our financial condition and operating results.

     Except as may be otherwise disclosed in this Form 10-K, we do not presently have any arrangements or understandings to acquire any company or business, and we cannot guarantee that we will be able to identify or complete any acquisition in the future. If we make additional acquisitions, there can be no assurance that these acquisitions will produce any anticipated benefits.

Competition
-----------

     Competition is intense in each of the markets in which we compete. In addition to direct competition, we face significant indirect competition for customers. Many of our competitors have better name recognition and substantially greater financial and other resources than we do.

Dependence on Major Customers and Vendors
-----------------------------------------

     Point-of-Purchase Display and Packaging - In January 1999 we acquired an 80% interest in One Source. One Source does approximately 62% of its current business with three customers. A loss of any one of these customers would negatively impact future revenues and profitability.

     Group Purchasing Segment - Group purchasing activities are dependent upon continuing favorable relationships with both large and key vendors who provide a service to existing and future customers. There is a risk that, without such vendor support and cooperation, we could lose many of our customers to other vendors and competitors.

Loans
-----

     Loan originations occur as opportunities arise which we believe are attractive after considering the proposed terms, including yield, duration, collateral coverage and credit-worthiness of the borrower.

     Despite our attempts to mitigate the risks associated with our loan portfolio, there are numerous events and circumstances that cannot be reasonably foreseen and which may impact our ability to recover the principal and accrued interest on such loans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Information relating to qualitative disclosure about market risk is set forth under the caption "Finance and Secured Lending" in Item 1. Business, Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to Consolidated Financial Statements. Such information is incorporated herein.

     The Corporation places its investments in instruments that meet high credit quality standards. The Corporation's investment policy with respect to liquid cash and excess cash requires that all investments mature in two years or less, and that the maximum weighted-average may not exceed twelve months; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. All investments are considered to be other than trading investments.

     The table below provides information about the Corporation's investment portfolio and borrowings. For securities available-for-sale, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. The investments in partnerships that invest in securities are redeemable at the option of the Corporation by giving advance notice as required by the respective partnership agreements.

     Principal amounts by expected maturity for each of the five years ending December 31 is detailed below (dollars in thousands):

                                                                                                        FAIR VALUE
                                                                                                        DECEMBER 31,
                              FY 2002    FY 2003     FY 2004    FY 2005     FY 2006      TOTAL        2001       2000
                           ------------------------------------------------------------------------------------------
Cash equivalents              $18,947                                                  $18,947     $18,947    $ 6,227
 Average interest rate          1.90%                                                                1.90%      6.13%

Securities available-
 for-sale                     $ 5,559     $1,027                                       $ 6,586     $ 6,586    $17,330
 Yield to maturity              4.80%      5.23%                                         4.87%       4.87%      5.85%

Investments in limited
 partnerships that
 invest in securities
 (see Note 1)                 $ 2,046                                                  $ 2,046     $ 2,046    $ 1,899

Loans                         $   289                                                  $   289     $   289    $ 5,224
 Average interest rate         10.00%                                                   10.00%      10.00%     15.00%

Other borrowings -
 Notes payable and
  lines of credit             $ 1,046     $  832      $  691     $  242      $   12    $ 2,823     $ 2,823    $ 4,262
 Average interest rate          6.07%      6.07%       6.07%      6.07%       6.07%      6.07%       6.07%      9.11%

Note 1 - These investments are subject to equity price risk. The table above assumes that such investments will be liquidated in 2002.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO FINANCIAL STATEMENTS

                                                                          Page

Independent Auditors' Report                                                34

Consolidated Statements of Financial Condition
         as of December 31, 2001 and 2000                                   35

Consolidated Statements of Operations
         for the Three Years in the Period Ended December 31, 2001          36

Consolidated Statements of Shareholders' Equity
         for the Three Years in the Period Ended December 31, 2001          37

Consolidated Statements of Cash Flows
         for the Three Years in the Period Ended December 31, 2001          38

Consolidated Statements of Comprehensive (Loss) Income
         for the Three Years in the Period Ended December 31, 2001          39

Notes to Consolidated Financial Statements
         for the Three Years in the Period Ended December 31, 2001          40

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Westminster Capital, Inc.
Beverly Hills, California


We have audited the accompanying consolidated statements of financial condition of Westminster Capital, Inc. and its subsidiaries (the "Corporation") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westminster Capital, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company implemented the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities effective January 1, 2001.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 15, 2002

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 AND 2000

ASSETS                                                                           2001                         2000
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                 $18,947,000                 $  6,227,000
Securities available-for-sale, at fair value                                6,586,000                   17,330,000
Accounts receivable, net of reserve
   of $480,000 in 2001 and $376,000 in 2000                                 3,535,000                    4,305,000
Loans receivable, net                                                         289,000                    5,224,000
Investments in limited partnerships
   that invest in securities                                                2,046,000                    1,899,000
Other investments                                                             150,000                      490,000
Accrued interest receivable                                                   131,000                      381,000
Income tax receivable, net                                                          -                      780,000
Inventories                                                                   138,000                      462,000
Property and equipment, net                                                 4,479,000                    5,763,000
Real estate acquired through foreclosure                                    4,929,000                            -
Goodwill, net                                                               5,529,000                    9,513,000
Other assets                                                                  602,000                      845,000
                                                             --------------------------------------------------------
Total Assets                                                              $47,361,000                  $53,219,000
                                                             ========================================================

LIABILITIES AND
SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
LIABILITIES:

Accounts payable                                                         $  1,667,000                 $  2,264,000
Accrued expenses                                                            1,893,000                    1,404,000
Due to sellers                                                                510,000                      510,000
Other borrowings                                                            2,823,000                    4,262,000
Income taxes payable                                                           81,000                            -
Deferred income taxes                                                       1,782,000                    1,831,000
Minority interests                                                            834,000                    1,091,000
                                                             --------------------------------------------------------
Total Liabilities                                                           9,590,000                   11,362,000
                                                             --------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
   authorized: 8,125,000 shares issued
    and outstanding                                                         8,125,000                    8,125,000
Capital in excess of par value                                             56,223,000                   56,223,000
Accumulated deficit                                                       (26,566,000)                 (22,684,000)
Accumulated other comprehensive (loss)income                                  (11,000)                     193,000
                                                             --------------------------------------------------------
Total Shareholders' Equity                                                 37,771,000                   41,857,000
                                                             --------------------------------------------------------
Total Liabilities and Shareholders' Equity                                $47,361,000                  $53,219,000
                                                             ========================================================

See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

REVENUES:                                                                  2001                 2000                   1999
---------                                                                  ----                 ----                   ----
Sales to packaging customers                                        $15,787,000          $14,043,000            $11,808,000
Equipment rental and sales                                            7,597,000           10,055,000                601,000
Group purchasing revenues                                             1,546,000            1,568,000              1,184,000
Finance and secured lending revenues                                  1,953,000            2,612,000              5,473,000
                                                             ----------------------------------------------------------------
Total Revenues                                                       26,883,000           28,278,000             19,066,000
                                                             ----------------------------------------------------------------

COSTS AND EXPENSES:
-------------------
Cost of sales - packaging                                            10,220,000            9,101,000              7,880,000
Cost of sales - equipment rental and sales                            5,164,000            5,791,000                      -
Selling, general and administrative                                  10,983,000           10,976,000              6,129,000
Depreciation and amortization                                         4,457,000            2,255,000                593,000
Interest expense                                                        282,000              260,000                 59,000
                                                             ----------------------------------------------------------------
Total costs and expenses                                             31,106,000           28,383,000             14,661,000
                                                             ----------------------------------------------------------------

(LOSS) INCOME BEFORE INCOME
TAXES AND MINORITY INTERESTS                                         (4,223,000)            (105,000)             4,405,000

INCOME TAX (PROVISION) BENEFIT                                         (215,000)           6,594,000             (1,843,000)

MINORITY INTERESTS, NET                                                 239,000             (193,000)              (237,000)
                                                             ----------------------------------------------------------------

(LOSS) INCOME FROM CONTINUING
OPERATIONS BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE
AND DISCONTINUED OPERATIONS                                          (4,199,000)           6,296,000              2,325,000

DISCONTINUED OPERATIONS                                                       -              693,000                 (2,000)

CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE, NET OF INCOME TAXES                                            317,000                    -                      -
                                                             ----------------------------------------------------------------
NET (LOSS) INCOME                                                   $(3,882,000)         $ 6,989,000            $ 2,323,000
                                                             ================================================================

Basic (Loss) Income per Common Share:
    Continuing operations                                                $(.52)                 $.78                  $.30
    Discontinued operations                                                .00                   .09                   .00
    Cumulative effect of accounting change                                 .04                   .00                   .00
                                                             ----------------------------------------------------------------
    Net (Loss) Income per Common Share                                   $(.48)                 $.87                  $.30
                                                             ----------------------------------------------------------------

Diluted (Loss) Income per Common Share:
    Continuing operations                                                $(.52)                 $.78                  $.29
    Discontinued operations                                                .00                   .09                   .00
    Cumulative effect of accounting change                                 .04                   .00                   .00
                                                             -----------------------------------------------------------------
    Net (Loss) Income per Common Share                                   $(.48)                 $.87                  $.29
                                                             -----------------------------------------------------------------

See accompanying notes to consolidated financial statements

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001



                                               Common Stock                                             Accumulated
                                      -----------------------------                                        Other
                                          Number                        Capital in                     Comprehensive
                                            of                          Excess of       Accumulated    Income (Loss)
                                          Shares          Amount        Par Value         Deficit      Net of Taxes        Total
                                      ------------- --------------- --------------- ---------------- --------------  ---------------

BALANCE, JANUARY 1, 1999                 7,835,000       $7,835,000     $55,943,000    $(31,996,000)        $65,000     $31,847,000

Net income                                                                                2,323,000                       2,323,000
Other comprehensive loss -
   Change in unrealized holding
   gains on securities available-
   for-sale, net of taxes                                                                                   (193,000)      (193,000)
                                      ---------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999               7,835,000        7,835,000      55,943,000     (29,673,000)        (128,000)    33,977,000

Net income                                                                                6,989,000                       6,989,000
Stock option exercises                     290,000          290,000         280,000                                         570,000
Other comprehensive income -
   Change in unrealized holding
   gains on securities available-
   for-sale, net of taxes                                                                                    321,000        321,000
                                      ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000               8,125,000        8,125,000      56,223,000     (22,684,000)         193,000     41,857,000

Net loss                                                                                 (3,882,000)                    (3,882,000)
Other comprehensive loss -
   Change in unrealized holding
   gains on securities available-
   for-sale, net of taxes                                                                                   (204,000)      (204,000)
                                      ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001               8,125,000       $8,125,000     $56,223,000    $(26,566,000)      $  (11,000)   $37,771,000
                                      =============================================================================================

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

                                                                              2001                   2000                  1999
                                                                              ----                   ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:

(Loss) income from continuing operations before cumulative
  effect of accounting change and before discontinued operations         $(4,199,000)           $6,296,000             $2,325,000
Cumulative effect of accounting change net of income taxes                (317,000)               -                     -
Adjustments to reconcile (loss) income to net cash provided
  by (used in) operating activities:
Provision for loan losses (recoveries) and doubtful                        (26,000)              249,000                125,000
  receivables, net
Depreciation, amortization and accretion, net                            5,679,000             3,217,000                760,000
Loss (gain) on sales of securities available for sale                       -                     39,000               (847,000)
Gain on sales of other investments                                          -                   (450,000)               -
Loss from impairment of marketable securities                               -                     34,000                245,000
Decline in market value of derivatives held                                 86,000                -                     -
Gain on sale of property and equipment                                      -                     -                      (5,000)
Gain from sale of real estate acquired through foreclosure                  -                     -                    (112,000)
Disposal of rental equipment                                               476,000               647,000                -
Net change in deferred income taxes                                        216,000            (6,631,000)               224,000
Unrealized (gains) losses on limited
   partnerships that invest in securities                                 (147,000)              195,000               (838,000)
Loss from investment write-downs                                           235,000               103,000                -
(Gain) loss from equity and other investments                             (753,000)             (299,000)               130,000
Change in assets and liabilities, net of effects
   from acquisitions of subsidiaries:
   Decrease (increase) in accounts receivable                              666,000            (1,100,000)              (860,000)
   Decrease (increase) in accrued interest receivable                      158,000                17,000                343,000
   Net change in current income taxes                                      861,000            (1,378,000)               468,000
   Increase in other assets                                               (349,000)              (38,000)               (45,000)
   Decrease (increase) in inventories                                      324,000              (279,000)               (31,000)
   (Decrease) increase in accounts payable                                (597,000)              152,000                732,000
   Increase (decrease) in accrued expenses                                 489,000            (1,030,000)              (175,000)
   Net change in minority interest                                        (257,000)              (25,000)               250,000
                                                                 --------------------- --------------------- ---------------------
Net cash provided by (used in) operating activities                      2,545,000              (281,000)             2,689,000
                                                                 --------------------- --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of securities                                               (121,740,000)         (202,577,000)           (35,219,000)
Proceeds from sale of property and equipment                                -                     -                       7,000
Proceeds from sales and maturities of securities                       132,696,000           207,441,000             39,694,000
Proceeds from sale of equity investment - Touch Controls                 1,654,000
Real estate acquired through foreclosure                                  (513,000)               -                     945,000
Loan originations and purchases                                           (399,000)               -                  (4,783,000)
Principal collected on loans receivable                                  1,140,000               520,000              6,759,000
Proceeds from liquidation of limited partnership interests                  -                    125,000                615,000
Acquisition of subsidiaries, net of cash acquired                           -                     -                  (8,727,000)
Purchases of equity and other investments                                   -                   (145,000)              (448,000)
Proceeds from liquidation of other investments                              -                    750,000                200,000
Purchases of property and equipment                                       (715,000)           (4,244,000)              (550,000)
                                                                 --------------------- --------------------- ---------------------
Net cash (used in) provided by investing activities                     12,123,000             1,870,000             (1,507,000)
                                                                 --------------------- --------------------- ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Seller financing repayments                                               (510,000)           (1,749,000)               -
Proceeds from exercise of stock options                                     -                    570,000                -
Installment debt borrowings                                                322,000             5,095,000                 25,000
Repayments of installment debt and capital lease obligations            (1,760,000)           (1,641,000)               (90,000)
                                                                 --------------------- --------------------- ---------------------
Net cash (used in) provided by financing activities                     (1,948,000)            2,275,000                (65,000)
                                                                 --------------------- --------------------- ---------------------
Net cash provided by (used in) continuing operations                    12,720,000             3,864,000              1,117,000
Net cash provided by (used in) discontinued operations                      -                    957,000                 (2,000)
                                                                 --------------------- --------------------- ---------------------
Net change in cash and cash equivalents                                 12,720,000             4,821,000              1,115,000
Cash and cash equivalents, beginning of period                           6,227,000             1,406,000                291,000
                                                                 --------------------- --------------------- ---------------------
Cash and cash equivalents, end of period                               $18,947,000            $6,227,000             $1,406,000
                                                                 ===================== ===================== =====================

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

                                                           2001                   2000                  1999
                                                    ------------------     -----------------     -----------------
Net (loss) income                                         $(3,882,000)           $6,989,000            $2,323,000
                                                    ------------------     -----------------     -----------------
Other comprehensive (loss) income, net of tax:
  Unrealized gains on securities:
    Unrealized holding (losses) gains
      arising during period, net                              (27,000)              187,000              (106,000)
    Less: reclassification adjustment
      (losses) gains included in
      net (loss) income, net                                 (177,000)              134,000               (87,000)
                                                    ------------------     -----------------     -----------------
Other comprehensive (loss) income                            (204,000)              321,000              (193,000)
                                                    ------------------     -----------------     -----------------
Comprehensive (loss) income                               $(4,086,000)           $7,310,000            $2,130,000
                                                    ==================     =================     =================


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

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

The Corporation disposed of its assets in Global Telecommunications on January 31, 2000. The consolidated statements of operations and cash flows, and the related notes to consolidated financial statements have been restated to reflect this business as a discontinued operation (see Note 3).

All intercompany accounts and transactions have been eliminated in consolidation. References to the Corporation include one or more of its subsidiaries.

On October 14, 2001, the Corporation sold its 50% equity interest in Touch Controls, Inc. ("Touch Controls") (see Note 4). This equity interest was acquired on January 1, 1999 and was accounted for under the equity method of accounting. Under the equity method of accounting, income or loss is recognized in the Corporation's consolidated statements of operations based on its proportionate share of Touch Controls' income or loss.

On January 11, 1999, the Corporation acquired an 80% interest in One Source, a company providing point-of-purchase displays and packaging for a broad spectrum of consumer products.

On May 18, 1999, the Corporation acquired a 70% interest in Physician Advantage as a result of two transactions during 1999. Physician Advantage offers group-purchasing services to physicians and alternate care facilities for medical, surgical, pharmaceutical and office supplies.

On November 22, 1999, the Corporation acquired a 68% interest in Matrix, a company that rents and sells audio-visual and computer equipment and provides presentation services.

The 1999 acquisitions of One Source, Physician Advantage and Matrix were accounted for using the purchase method of accounting (see Notes 2 and 9).

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. They are readily convertible to cash and are so near maturity that no significant risk of changes in value exists because of changes in interest rates.

SECURITIES AVAILABLE-FOR-SALE - The Corporation classifies its securities as held-to-maturity securities, trading securities and available-for-sale securities, as applicable. The Corporation did not hold any held-to-maturity securities or trading securities at December 31, 2001 or 2000.

Securities available-for-sale are carried at fair value. The Corporation classifies investments as available-for-sale when it determines that such securities may be sold at a future date or if there are foreseeable circumstances under which the Corporation would sell such securities.

Changes in the fair value of securities available-for-sale are included in shareholders' equity as unrealized holding gains or losses, net of the related tax effect. Declines that are other than temporary in the fair value of individual securities available-for-sale below their cost, are written down to their fair value with the resulting write-down included in net income or loss as realized losses. Realized gains or losses on available-for-sale securities are computed on a specific identification basis. Amortized premiums and accreted discounts are included in interest income using the interest method.

CUSTOMER CONCENTRATION - For the year ended December 31, 2001, sales to two customers represented 17% and 14% of total revenues, respectively For the year ended December 31, 2000, sales to two customers represented 19% and 12% of total revenues, respectively. For the year ended December 31, 1999, sales to three customers represented 24%, 12% and 11% of total revenues, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Activity in the allowance for doubtful accounts receivable for the years ended December 31, 2001, 2000 and 1999 is summarized as follows (dollars in thousands):

                                         2001     2000     1999
                                        -----    -----     ----
               Balance at January 1     $ 376    $ 127     $ --
               Additions                  395      266      127
               Direct write-offs         (291)     (17)      --
                                        -----    -----     ----
               Balance at December 31   $ 480    $ 376     $127
                                        =====    =====     ====

INVENTORIES - Inventories are valued at the lower of cost (first-in-first-out) or market. At December 31, 2001 and 2000, inventories consisted of:

               Category                      2001       2000
              -----------------------------------------------
               Work in process           $     --   $ 46,000
               Finished goods             126,000    204,000
               Equipment held for sale     12,000    212,000
                                        ---------------------
               Total                     $138,000   $462,000
                                        ---------------------

INVESTMENTS IN LIMITED PARTNERSHIPS THAT INVEST IN SECURITIES - The Corporation has invested in limited partnerships that invest in securities. Each of these partnerships seeks to achieve returns through investments in equity and debt securities following identified strategies. Unrealized gains or losses on these investments are recorded based upon the equity method of accounting. Unrealized gains (losses) of $147,000, $(195,000) and $838,000 were recorded in connection with these investments during the years ended December 31, 2001, 2000 and 1999, respectively.

OTHER INVESTMENTS - Other investments include equity investments made in private companies. In each instance, these investments represent less than 20% equity in such companies and are accounted for using the cost method of accounting. During the year ended December 31, 2001, impairment write-downs of $235,000 were recognized on these investments, based on management's assessment of the fair value of these investments at December 31, 2001.

WARRANTS - On occasion, in connection with the funding of loans and purchase of securities, the Corporation has received warrants to purchase common stock. Certain warrants are not assigned a value as no estimated fair value is readily determinable. Such warrants are recorded at their estimated fair value when a market is established.

LOANS RECEIVABLE - Loans receivable are carried at the amount funded, less principal payments received, adjusted for net deferred loan fees and allowances for loan losses. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is generally measured based upon the estimated fair value of the collateral. Allowances for loan losses are increased by charges to income and decreased by charge-offs (net of recoveries). The accompanying financial statements require the use of management estimates to calculate allowances for loan losses. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon identified losses on impaired loans, previous loan loss experience, current economic conditions, the value of the collateral, and other relevant factors. Management believes the level of the allowances at December 31, 2001 is adequate to absorb losses inherent in the loan portfolio.

LONG-LIVED ASSETS - The Corporation evaluates long-lived assets and certain identifiable intangibles, other than goodwill, for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. No such impairment losses have been recognized as of December 31, 2001.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation. Provisions for depreciation are made using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

GOODWILL - Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisitions using the purchase and equity methods of accounting. Goodwill is amortized on a straight-line basis over 10 to 20 years and is evaluated periodically for impairment. The Corporation considers historical performance and anticipated future results in its evaluation of potential impairment. During this evaluation, management takes into consideration the value of the recorded goodwill and any event or circumstances that might have diminished fair value. Accordingly, when indicators of impairment are present, the Corporation evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets, or the estimated market value of these assets. Impairment losses are recognized when the sum of future cash flows are less than the assets' carrying value, or the estimated market value is less than the assets' carrying value. Should such an assessment indicate impairment, the net book value would be adjusted accordingly. Impairment write-downs of $3,616,000 and $1,360,000 were recognized during the years ended December 31, 2001 and 2000, respectively (see Note 9).

LOAN FEES - Loan fees are deferred, net of direct incremental loan origination costs. Net deferred loan fees are accreted into income using the interest method or straight-line method, if not materially different. Loan fees due at the maturity of a loan are also deferred and accreted to income, unless collection is in doubt, in which case they are then recognized on the cash basis.

REAL ESTATE ACQUIRED THROUGH FORECLOSURE - Real estate acquired through foreclosure is recorded at the lower of estimated fair value or the carrying value of the loan at the time of the foreclosure. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such property are included in current operations.

REVENUE RECOGNITION - Westland Associates and Physician Advantage recognize revenues when their vendors drop-ship products directly to their customers. One Source recognizes revenue when all the terms of the sale are substantially completed, generally when the product is shipped, as this is when title passes. Matrix recognizes revenues as rentals are contractually earned, or when products are shipped to customers.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In July 2000, the Emerging Issues Task Force issued EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). SAB 101 and EITF 99-19 provide guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements.

The Corporation amended its revenue recognition policy for Westland pursuant to EITF 99-19 during the year ended December 31, 2000. In applying the provisions of EITF 99-19, Westland revenues are reported on a net basis and are included in "Group purchasing revenues" versus previously as "Gross sales to auto dealers" and "Cost of sales from sales to auto dealers." This change in reporting was applied retroactively for all prior periods presented herein. There was no impact to net income or earnings per share as a result of the change in revenue recognition policy. However, the impact to the presentation of revenues and cost of sales was as follows:

                                                2000          1999
                                             -------------------------
           Previously reported as:
             Sales to auto dealers           $15,987,000   $14,235,000
             Cost of sales to auto dealers    14,976,000    13,328,000
                                             -------------------------
           Net - restated revenues           $ 1,011,000   $   907,000
                                             -------------------------

COST OF SALES - Cost of product sales is comprised of the direct material costs, direct labor costs, and direct and indirect overhead applicable to sales. Cost of rental revenue is comprised of direct labor costs, warehouse expenses, rental equipment repairs and maintenance, freight, depreciation and equipment rentals.

INCOME TAXES - The Corporation joins with its subsidiary corporations in which it owns 80% or more in filing a consolidated federal income tax return. In the tax returns, taxable income or loss is consolidated with the taxable income or loss of those subsidiaries. The income of One Source and Physician Advantage is taxable to the partners and not the partnerships and, accordingly, income taxes are provided on the income of these entities only to the extent of the Corporation's ownership in these entities. Matrix files separate federal and state income tax returns.

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

STOCK OPTION PLAN - The Corporation accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant, only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, which encourages but does not require entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures for employee stock option grants issued as if the fair-value-based method defined in SFAS No. 123 had been applied. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS No. 123.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative.

The Corporation adopted SFAS No. 133 effective January 1, 2001. The Corporation may receive or invest in stock warrants in connection with its various finance and secured lending activities. The adoption of SFAS No. 133 resulted in a $317,000 cumulative effect transition adjustment to net loss relating to warrants held at December 31, 2000, which qualify as derivatives. The cumulative effect transition adjustment, net of income tax, is shown as a cumulative effect accounting change in the consolidated statements of operations and was determined using the Black Scholes option pricing model. The computed fair value of these warrants using this valuation methodology results in an appreciation that is $147,000 greater than the intrinsic value underlying common stock represented by these warrants, net of the exercise price. Prior to January 1, 2001, appreciation of these warrants was included in other comprehensive income. The market value decline of these warrants since January 1, 2001 of $86,000 is recognized in the consolidated statements of operations under "Finance and secured lending revenues."

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 141 ("SFAS No. 141"), Business Combinations, was approved by the Financial Accounting Standards Board ("FASB") on June 29, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets, was approved by the FASB on June 29, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment and write-downs may be necessary. The Corporation is required to implement SFAS No. 142 on January 1, 2002. Application of the provisions of SFAS No. 142 is expected to result in an increase in pre-tax income or decrease in pre-tax loss of approximately $325,000 per year related to the amortization of goodwill for One Source. The Corporation will perform the first of the required impairment tests of goodwill using the methodology prescribed by SFAS No. 142 in 2002, but does not believe that the effect of these tests will be material on the earnings and financial position of the Corporation.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143 ("SFAS No. 143"), Accounting for Asset Retirement Obligations, was issued by the FASB in August 2001. SFAS No. 143 establishes financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Corporation is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position or results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, was issued by the FASB in October 2001. SFAS No. 144 addresses the recognition of impairment losses on long-lived assets to be held and used or to be disposed of by sale. This statement supersedes certain sections of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Corporation is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position or results of operations.

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

One Source Acquisition
----------------------

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

The Corporation was obligated to make the maximum earnout payment for each of the years ended December 31, 2001, 2000 and 1999, which payments were made in March 2001 and March 2000, for the years ended December 31, 2000 and 1999, respectively. The amount owed for 2001 will be paid in March 2002 in accordance with the agreement.

The Consolidated Statements of Financial Condition at December 31, 2001 and 2000 reflects the accrual of these obligations for 2001 and 2000, respectively, as "Due to sellers." This additional consideration when accrued is added to goodwill and will be evaluated for impairment in accordance with SFAS No. 142 beginning January 1, 2002.

In connection with the Corporation's purchase of One Source, a non-compete covenant was executed with the president of One Source, who also owns 20% of the company. This covenant runs for a period of three years after he ceases to have an ownership interest in One Source.

Physician Advantage Acquisition
-------------------------------

On May 18, 1999, the Corporation acquired a 55% interest in Physician Advantage by exercising its option to convert $270,000 of a convertible loan receivable into an ownership interest, and acquired an additional 15% interest as consideration for an option granted on March 1, 1999 that expired on May 18, 1999.

The consolidated cost over the fair value of the tangible net assets of $1,577,000 was considered goodwill and was being amortized using the straight-line method over 10 years until the remaining balance of $1,360,000 was written off at December 31, 2000, based on management's determination of an impairment. The impairment write-down was made after consideration of all factors related to the business of Physician Advantage, including the mounting operating losses for this business, the inability of Physician Advantage to achieve its revised business plan and negative market conditions which have further undermined the ability of Physician Advantage to compete effectively with other companies in its industry.

The consolidated results of operations include 100% of the results of Physician Advantage compared to the 70% of this company owned by the Corporation, because the acquisition was made at a time when Physician Advantage had a deficiency in net tangible assets, and the minority owners have not guaranteed the subsidiary debt or committed to provide additional capital.

As of December 31, 2001, the Corporation will not reflect a minority interest share in future net income, if any, attributable to the minority owners' ownership interest in Physician Advantage, until all pre-acquisition losses of $392,000 plus post acquisition losses of $529,000 ($140,000 for 1999, $341,000 for 2000, $48,000 for 2001), attributable to the minority interests, are recouped. Furthermore, the Corporation will continue to absorb 100% of any future losses attributable to Physician Advantage, if any, for as long as the company continues to have a deficiency in tangible net assets.

Matrix Acquisition
------------------

The Corporation acquired 68% of the issued and outstanding capital stock of Matrix from the two founding shareholders for cash consideration of $4,808,000. At December 31, 2001, one founding shareholder continued to own 32% of the issued and outstanding capital stock. In February 2002, the Corporation increased its share ownership in Matrix to 74% when the other shareholder transferred 6% of his shares to the Corporation in consideration of the Corporation's guarantee of a revolving line of credit in the nominal principal amount of $500,000 on behalf of Matrix (see Note 11). The other shareholder did not guarantee the loan.

The excess of the purchase price over the fair value of the net assets acquired of $3,391,000 was considered goodwill and was being amortized using the straight-line method over 20 years, until December 31, 2001, the date of an impairment determination in which the remaining goodwill was written-off (see
Note 9).

In connection with the Corporation's purchase of shares of Matrix, an employment agreement was executed with the president of Matrix, who is also the other shareholder of the company. The agreement has a term of 36 months and calls for compensation levels similar to the compensation that was paid to this executive prior to the acquisition of Matrix. The employment agreement includes a bonus arrangement based on the achievement of targeted financial results for each fiscal year covered by the agreement. No amounts are due or have been paid pursuant to this arrangement.

3.   DISCONTINUED OPERATIONS

On January 31, 2000, Global Telecommunications sold substantially all of its assets for cash consideration of $1,900,000. The Corporation received $1,418,000, net of closing costs, on account of its 75% interest. In connection with this sale, the Corporation recorded a gain on disposal of $693,000, net of estimated income taxes of $461,000.

The results of Global Telecommunications are reported as a discontinued operation for all periods presented. The 1999 consolidated statements of operations, cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation.

Results of operations for the three years ended December 31, 2001 for this discontinued operation are as follows:

                                                               2001                 2000                 1999
                                                       --------------------- -------------------- -------------------
     Operating revenues                                    $        -            $        -            $  864,000
     Operating expenses                                             -                     -               868,000
     Operating income (loss)                                        -                     -                (4,000)
     Income taxes and minority interests                            -                     -                 2,000
                                                       --------------------- -------------------- -------------------
     Income (loss) from operations                         $        -            $        -            $   (2,000)
                                                       --------------------- -------------------- -------------------


The following table summarizes the disposition of Global Telecommunications at January 31, 2000 (dollars in thousands):

                                                                         Approximate book
                                                                              value
                                                                        of net assets sold
                                                                        -------------------
     Accounts receivable, net                                               $       111
     Property and equipment, net                                                    269
                                                                        ------------------
     Total assets                                                                   380
     Accounts payable                                                                28
                                                                        ------------------
     Book value of assets sold                                                      352
                                                                        ------------------
     Westminster Capital's 75% share of net assets sold                             264
     Distribution to Westminster net of closing costs                             1,418
                                                                        ------------------
     Gain on sale of 75% interest                                                 1,154
     Applicable income taxes on gain on sale                                        461
                                                                        ------------------
     Gain on sale, net of income taxes                                      $       693
                                                                        ==================


4.       EQUITY INVESTMENT

On January 1, 1999, the Corporation acquired a 50% interest in Touch Controls by converting a loan receivable in the principal amount of $800,000, plus accrued interest of $57,000, into ownership of common stock. The excess cost of $456,000 over 50% of the net assets at the date of acquisition was recorded as goodwill and was being amortized over a ten-year period until the sale of this equity interest on October 15, 2001.

In accordance with this sale, the Corporation received net proceeds of $1,654,000 in cash plus a 50% interest in an interest bearing escrow account of $1,000,000 for its 50% equity interest. The Corporation recorded a gain of $650,000 in connection with this sale, plus $103,000 representing the Corporation's proportionate share of results of operations for Touch Controls for the year until October 15, 2001, the date of sale of this equity interest. The combined gain of $753,000 is included in finance and secured lending revenues in the consolidated statements of operations.

The Corporation's 50% share in the remaining proceeds, expected to be $450,000, less any indemnification obligations by the Sellers due to any breaches of representations, warranties, covenants or agreements, has been deferred based on the several contingencies related to its eventual receipt in October 2002. The deferred proceeds are included in accounts receivable in the consolidated statement of financial condition, offset by the deferred gain, which is included in accrued expenses at December 31, 2001.

The summarized assets and liabilities of Touch Controls at December 31, 2001, 2000 and 1999 were as follows (dollars in thousands):

                                        December 31, 2001         December 31, 2000         December 31, 1999
                                     ------------------------- ------------------------- -------------------------

      Total Assets                          $           -                     $3,105                    $2,676
                                     ------------------------- ------------------------- -------------------------
      Total Liabilities                                 -                      1,965                     2,134
                                     ------------------------- ------------------------- -------------------------

      Total Liabilities and
          Shareholders' Equity              $           -                     $3,105                    $2,676
                                     ------------------------- ------------------------- -------------------------


5.       SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale at December 31, 2001 and 2000 are as follows (dollars in thousands):

                                                                    Gross              Gross
                                                                 Unrealized         Unrealized          Estimated
                                           Amortized Cost           Gains             Losses           Fair Value
                                        --------------------- ------------------ ------------------ ------------------
2001:

U.S. Treasury and Agency                          $ 6,055         $          8           $  --             $  6,063
   Securities
Equity Securities                                     550                   --             (27)                 523
                                        --------------------- ------------------ ------------------ ------------------
     Total                                        $ 6,605         $          8           $ (27)            $  6,586
                                        ===================== ================== ================== ==================

2000:

U.S. Treasury and Agency                          $16,983         $         24             $ --            $ 17,007
   Securities
Equity Securities                                      --                  323               --                 323
                                        --------------------- ------------------ ------------------ ------------------
     Total                                        $16,983         $        347             $ --            $ 17,330
                                        ===================== ================== ================== ==================


At December 31, 2001, unrealized holding losses on securities available-for-sale were $11,000 net of taxes of $8,000. At December 31, 2000, unrealized holding gains on securities available-for-sale were $193,000 net of taxes of $154,000.

Maturities of U.S. Treasury and Agency Securities were as follows at December 31, 2001 (dollars in thousands):

                                                  Amortized                       Fair
                                                     Cost                         Value
                                              -------------------          --------------------
Due within one year                               $   5,024                     $ 5,036

Due after one year through
   five years                                         1,031                       1,027

                                              -------------------          --------------------
                                                  $   6,055                     $ 6,063
                                              ===================          ====================

Gross gains and (losses) of $0 and $0, $10,000 and $(49,000) and $847,000 and $(245,000) were realized on sales in 2001, 2000 and 1999, respectively.

6.       LOANS RECEIVABLE

The composition of the Corporation's loans receivable at December 31, 2001 and 2000 is as follows (dollars in thousands):

                                                      2001               2000
                                                      ----               ----
   Loans, net of loan fees and allowances,
      secured by trust deeds or mortgages            $  --             $5,224
   Loans secured by other collateral                   289                 --
                                                   ---------         --------
   Total                                              $289             $5,224
                                                   =========         ========

The loans secured by trust deeds or mortgages as of December 31, 2000 included a loan in the amount of $4,218,500 advanced on December 14, 1999, bearing interest at 15% per annum, which was secured by real estate and other collateral. The loan required monthly payments of interest of $52,731 beginning February 1, 2000, with the principal balance due and payable on December 1, 2000. This loan went into default in October 2000 and the Corporation ceased to accrue interest on this loan in December 2000. The Corporation foreclosed on certain real property representing a portion of the collateral securing this loan and received title to that real property on September 6, 2001 (see Note 8).

The loans secured by trust deeds or mortgages outstanding at December 31, 2000 included a note of $1,025,000, net of discount of $25,000, originated in 1996, originally due in 1998, and repaid in 2001 after foreclosure proceedings commenced in October 1997 resulted in the Corporation, the borrower and other interested parties ("beneficiaries") entering into a Mutual Settlement Agreement in September 2000, pursuant to which the Corporation received its entire outstanding principal of $1,025,000 plus interest of $230,641. The interest component of the settlement recovered all previously recorded accrued interest on this loan of $144,375 and resulted in additional interest income of $86,266 being recorded during the year ended December 31, 2001.

A loan is impaired when it is probable that the Corporation will be unable to collect all principal and accrued interest due according to the contractual terms of the loan agreement. The average balances of impaired loans and interest income recognized on impaired loans were $2,612,000 and $86,000, respectively, for the year ended December 31, 2001, $3,296,000 and $336,000, respectively, for the year ended December 31, 2000, and $1,393,000 and $0, respectively, for the year ended December 31, 1999.

7.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following (dollars in thousands):

                                                      December 31,
                                                 2001             2000
                                            --------------   ---------------
  Machinery and equipment                        $  277         $  350
  Equipment held for rental                       5,151          5,519
  Furniture and equipment                           560            885
  Automobiles                                       305            316
  Computers and software                          1,068            490
                                            --------------   ---------------
                                                  7,361          7,560
  Less: Accumulated depreciation                 (2,882)        (1,797)
                                            --------------   ---------------
                                                 $4,479         $5,763
                                            ==============   ===============

Property and equipment with a net book value of $365,000 and $485,000 secure capitalized lease obligations at December 31, 2001 and 2000, respectively. Certain other fixed assets secure borrowings of the Corporation (see Note 11). Depreciation expense related to property and equipment was $1,776,000, $1,236,000 and $356,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

8.       REAL ESTATE ACQUIRED THROUGH FORECLOSURE

On September 6, 2001, the Corporation received title to certain improved real property through a trustee's sale as a result of foreclosure proceedings commenced in December 2000 in connection with a defaulted loan. The loan was in the principal amount of $4,218,500 (see Note 6). The Corporation incurred real estate taxes of $138,000 related to this foreclosed property through December 31, 2001, of which $123,000, representing unpaid real estate taxes related to the period prior to foreclosure, has been capitalized to the property. This real property is offered for sale.

In addition to the real property described above, the Corporation foreclosed on a second piece of real property, which was collateral for the loan, on January 24, 2002. In connection with the acquisition of this property, the Corporation paid $390,000 in December 2001 to purchase a senior encumbrance on the property. The property was subsequently sold on January 29, 2002 for $925,000, of which $250,000 was received in cash before closing costs of $18,000, and $675,000 is evidenced by a note secured by a first trust deed on the property, with interest at 9%, payable in monthly installments of interest only beginning March 1, 2002, and principal due on or before February 1, 2003.

The real estate acquired through foreclosure has been recorded at the carrying value of the loan at the time of the foreclosure, which value is lower than the appraised values of the foreclosed properties. The Corporation expects the fair market value of the foreclosed properties to be sufficient to provide a full recovery of the Corporation's investment.

9.       GOODWILL

The Corporation's investments in operating businesses include purchased goodwill recorded as follows (dollars in thousands):

                                                                     Amortization
                                                                    and Impairment                          Net
                                                   Accumulated         for Year                         Unamortized
                                   Purchased       Amortization          Ended            Other           Cost at
                                    Goodwill        at 1/1/01          12/31/01        Adjustments        12/31/01
                                 --------------- ----------------- ------------------ --------------- -----------------
    December 31, 2001:
     One Source Industries          $ 6,335      $     (509)            $   (297)        $    --          $  5,529
     Matrix Visual Solutions          3,411            (189)              (3,222)             --                --
     Westland Associates                888            (277)                (611)             --                --
     Touch Controls                     456             (92)                 (34)        $  (330)               --
                                 --------------- ----------------- ------------------ --------------- -----------------
         Total                      $11,090      $   (1,067)            $ (4,164)        $  (330)         $  5,529
                                 =============== ================= ================== =============== =================

                                                                     Amortization
                                                                    and Impairment                          Net
                                                   Accumulated         for Year                         Unamortized
                                   Purchased       Amortization          Ended            Other           Cost at
                                    Goodwill        at 1/1/00          12/31/00        Adjustments        12/31/00
                                 --------------- ----------------- ------------------ --------------- -----------------
    December 31, 2000:
     One Source Industries          $ 5,825      $     (240)            $   (269)         $   --           $ 5,316
     Matrix Visual Solutions          3,411             (18)                (171)             --             3,222
     Physician Advantage              1,577             (99)              (1,478)             --                --
     Westland Associates                888            (188)                 (89)                              611
     Touch Controls                     456             (46)                 (46)                              364
                                 --------------- ----------------- ------------------ --------------- -----------------
         Total                      $12,157            (591)            $ (2,053)         $   --           $ 9,513
                                 =============== ================= ================== =============== =================

Touch Controls was sold on October 15, 2001 (see Note 4).

At September 30, 2001, management concluded that Matrix' goodwill was impaired for its remaining value of $3,094,000 on that date. This assessment was made after due consideration of all factors affecting its business including the historic and expected future operating performance of the company. Matrix' business consists of audio-visual rental and presentation services for trade shows, conventions and conferences. The business is dependent on travel and attendance at conventions, trade shows and conferences. Given the current status of the economy and declines in travel and attendance at these types of events, management believes the market value of this company is significantly impaired.

Additionally, at December 31, 2001, management concluded that the goodwill related to the business of Westland was impaired for its remaining value of $522,000 on that date. This determination was made after Westland received notice of a long-term contract cancellation from a key vendor. This vendor relationship represented more than 50% of revenues earned by Westland.

At September 30, 2000, the Corporation recorded an impairment write-down of the goodwill of Physician Advantage in the amount of $1,360,000 on that date. This impairment write-down was made after consideration of all factors related to the business of Physician Advantage, including its historic operating losses and its inability to achieve its revised business plan.

10. SEGMENT INFORMATION

The Corporation has four reportable segments: point-of-purchase display and packaging, equipment rental and sales, group purchasing services, and finance and secured lending. Results for these segments reflect results of operations from each business owned by the Corporation since the date of acquisition.

Revenues, gross profit and other financial data for continuing operations of the Corporation's industry segments for the three years in the period ended December 31, 2001 are included below. All revenues are earned in the United States (dollars in thousands).

                                                   Point-of-
                                                   purchase      Equipment       Group        Finance and
                                                 display and    rental and    purchasing        secured
                                                  packaging        sales       services         lending        Total
                                                 -----------    ----------    ----------      -----------      -----
2001
----
Revenues                                           $15,787        $ 7,597       $ 1,546        $ 1,953       $26,883
Gross profit                                         5,567          2,433         1,546          1,953        11,499
Selling, general and administrative                  3,776          3,631         1,388          2,188        10,983
Depreciation, amortization, accretion, net (1)         448          3,292           697             20         4,457
Interest expense                                        48            222            12             --           282
Income (loss) before income taxes (2)                1,295         (4,712)         (551)          (255)       (4,223)
Capital expenditures                                   120            593            --              2           715
Total assets                                         9,923          4,473           910         32,055        47,361

2000
----
Revenues                                           $14,043        $10,055       $ 1,568        $ 2,612       $28,278
Gross profit                                         4,942          4,264         1,568          2,612        13,386
Selling, general and administrative                  3,470          3,798         2,412          1,296        10,976
Depreciation, amortization, accretion, net (1)         351            256         1,639              9         2,255
Interest expense                                        49            196            15             --           260
Income (loss) before income taxes (2)                1,072             14        (2,498)         1,307          (105)
Capital expenditures                                   584          3,642             2             16         4,244
Total assets                                         9,032         10,679         1,639         31,869        53,219

1999
----
Revenues                                           $11,808        $   601       $ 1,184        $ 5,473       $19,066
Gross profit                                         4,179            350         1,184          5,473        11,186
Selling, general and administrative                  2,289            121         1,910          1,809         6,129
Depreciation, amortization, accretion, net (1)         295             68           251            (21)          593
Interest expense                                        19             13            27             --            59
Income (loss) before income taxes (2)                1,576            148        (1,004)         3,685         4,405
Capital expenditures                                   182            312            --             56           550
Total assets                                         8,192          4,247         3,228         35,473        51,140

(1) Excludes depreciation and amortization charged to cost of sales. Includes impairment charges.

(2) Income (loss) before taxes represents income before taxes and minority interests.

11. OTHER BORROWINGS

Other borrowings consisted of the following at December 31, 2001 and 2000 (dollars in thousands):

                                                            December 31,
                                                    2001                  2000
                                                   ---------------------------

     Bank lines of credit                           $ 2,039            $ 3,554
     Notes payable                                      427                211
     Capitalized lease obligations                      357                497
                                                   ---------------------------
                                                    $ 2,823            $ 4,262
                                                   ---------------------------

Bank lines of credit

At December 31, 2001, the bank lines of credit are comprised of two revolving lines of credit, one for working capital and one for equipment purchases, owed by Matrix. The revolving line of credit for working capital purposes was originally established in April 2000 and was restructured in November 2001. As a result of the restructuring, the nominal principal amount was reduced from $750,000 to $500,000, the outstanding principal balance was paid down by $147,000, from $395,000 to $248,000, and the Corporation guaranteed the line. This credit line accrues interest at the prime interest rate plus 1% and matures in July 2002. At December, 31 2001 and 2000, the outstanding principal balance in the working capital line of credit was $248,000 and $745,000, respectively.

The revolving line of credit for equipment purchases in the nominal amount of $2,200,000 was established in April 2000, has a maturity date of April 2005, requires monthly payments of interest only through March 2001, and thereafter amortizes in 48 equal monthly payments of principal plus accrued interest computed at the prime interest rate (4.75% at December 31, 2001). At
December 31, 2001 and 2000, the outstanding principal balance on the equipment line of credit was $1,791,000 and $2,200,000, respectively.

The assets of Matrix secure the two outstanding lines of credit. Under the credit facilities, Matrix is required to meet two covenants. At December 31, 2001, Matrix met one of these covenants, but failed to meet a minimum tangible net worth covenant. The bank has waived the non-compliance with this debt covenant as of December 31, 2001.

In November 2001, a term loan in the original principal amount of $750,000 was repaid in full as part of a Matrix loan restructuring transaction. This term loan required monthly principal and interest payments over a five-year term beginning April 2000. The outstanding principal balance at the date of repayment was $453,000. The outstanding balance on this term loan at December 31, 2000 was $609,000.

In connection with the restructuring of the lines of credit and the term loan, the shareholders of Matrix contributed $600,000 in capital to the company in proportion to their common stock ownership (the Corporation owned 68% of the common stock at that time) that was used to reduce the principal balance of the working capital line and payoff the term loan. The restructuring also provided for certain modifications to the debt covenants, including lowering of future debt coverage requirements and waiving non-compliance with the debt covenants at September 30, 2001.

One Source has established an unsecured revolving line of credit of $1,000,000. This credit line expires on May 5, 2002. No amounts have been drawn against this line at December 31, 2001.

Notes Payable

Details of Notes Payable are as follows:

                                                                     December 31,
                                                                2001           2000
                                                                -------------------
Notes payable due in aggregate monthly
installments of $7,974 through various
dates in 2003, including interest ranging
from 8.35% to 9.25%, collateralized by
equipment                                                      $  64          $ 146

Equipment line of credit, to convert to a
4-year term Note payable in monthly
installments beginning February 15, 2002
with interest at prime, final payment due
February 15, 2006, collateralized by equipment                   322             --

Note payable due in monthly installments of
$2,440 through various dates in 2003, including
interest at an average rate of 7.47%, collateralized
by automobiles                                                    41             65
                                                               --------------------

Total Notes Payable                                            $ 427          $ 211
                                                               ====================


Capitalized Lease Obligations

Details of capitalized lease obligations are as follows:

                                                                     December 31,
                                                                2001           2000
                                                                -------------------
Capital lease due in aggregate monthly
installments of $11,471 including interest
at 9.752%, final payment due April 30, 2004,
collateralized by equipment                                    $ 286          $ 390

Other, collateralized by equipment                                71            107
                                                               --------------------

Total capitalized lease obligations                            $ 357          $ 497
                                                               ====================


Aggregate annual maturities of other borrowings, including future minimum lease payments under capitalized lease obligations, were as follows as of December 31, 2001 (dollars in thousands):

                                                              Bank Lines
                                                                 and
                                                                Notes        Capitalized    Total Other
                                                               Payable          Leases       Borrowings
                                                             ------------------------------------------
2002                                                              $931          $ 200          $1,131
2003                                                               652            156             808
2004                                                               627             46             673
2005                                                               241             --             241
2006                                                                15             --              15
                                                             ------------------------------------------
Aggregate payments to be made                                    2,466            402           2,868
                                                             ------------------------------------------
Less: amount representing interest                                  --             45              45
                                                             ------------------------------------------
                                                                $2,466          $ 357          $2,823
                                                             ==========================================

12.      INCOME TAXES

The benefit (provision) for income taxes for the years ended December 31, 2001, 2000, and 1999 includes the following (dollars in thousands):

                                                                   2001       2000        1999
                                                                  ------     ------     --------
      Current tax (provision) benefit
         Federal                                                  $(158)     $  369     $(1,163)
         State                                                      (42)         46        (330)
      Deferred tax (provision) benefit
         Federal                                                     (4)      4,628        (258)
         State                                                      (11)      1,551         (92)
                                                                  -----      ------     -------
      Total (provision) benefit for income taxes                  $(215)     $6,594     $(1,843)
                                                                  =====      ======     =======

The Corporation has tax net operating loss carryforwards at December 31, 2001 of approximately $165,000 for federal purposes. Additionally, a subsidiary of the Corporation, Matrix, has federal and California state net operating loss carryforwards of approximately $1,481,000 and $658,000, respectively, that will expire beginning in the years December 31, 2020 and December 31, 2005, respectively.

The income tax benefit (provision) reflects effective rates of (5.09%), 6,280% and 41.8% on income before income taxes for the years ended December 31, 2001, 2000, and 1999, respectively. The income tax provision differs from the amounts computed by applying the statutory federal income tax rate of 35% to the income before income taxes for the following reasons (dollars in thousands):


                                                                    2001          2000         1999
                                                                  --------      --------     --------
Tax expense at statutory federal income tax rate                   $ 1,478      $   36       $(1,619)
California franchise tax, net of federal benefit                       (29)        869          (291)
Legal settlement                                                         -       5,718             -
Goodwill impairment in subsidiaries                                 (1,281)          -             -
Valuation allowance                                                   (345)          -             -
Minority interest                                                        -          66           157
Other, net                                                             (38)        (95)          (90)
                                                                   -------      ------       -------
                                                                   $  (215)     $6,594       $(1,843)
                                                                   -------      ------       -------


At December 31, 2001 and 2000, the Corporation had net cumulative deferred taxes payable of $1,782,000 and $2,172,000, respectively. Tabulated below are the significant components of the net deferred tax liability at December 31, 2001 and 2000 (dollars in thousands):


Components of the deferred tax asset:               2001         2000
                                                  -------      --------
    Net operating loss carryforward               $  618       $   79
    State taxes                                      153          143
    Loan fee income                                   66           66
    Accrued expenses                                 193          193
    Partnership and LLC investments                  620          435
    Allowance for doubtful accounts                  156          293
    Loss on investment                               101           --
    Amortization of goodwill                          54          672
    Other                                            148           --
                                                  ------       ------
    Totals before valuation allowance              2,109        1,881
    Valuation allowance                             (345)          --
                                                  ------       ------
Deferred tax asset                                 1,764        1,881
                                                  ------       ------

Components of the deferred tax liability:
    Legal settlements                                              (2,955)      (2,889)
    Depreciation                                                     (415)        (949)
    SFAS No. 133 derivative gains                                    (176)          --
    Unrealized holding gain on
       securities available-for-sale                                   --         (154)
    Other                                                              --          (61)
                                                                  -------      -------
Deferred tax liability                                             (3,546)     $(4,053)
                                                                  -------      -------
Net deferred tax liability                                        $(1,782)     $(2,172)
                                                                  =======      =======
Net state deferred tax liability                                  $  (423)     $  (447)
Net federal deferred tax liability                                 (1,359)      (1,725)
                                                                  -------      -------
                                                                  $(1,782)      (2,172)
                                                                  =======      =======


In evaluating the realizability of its deferred tax assets, management has considered the turnaround of deferred tax liabilities during the periods in which temporary differences become taxable or deductible.

At December 31, 2001, management determined that a portion of the net operating losses incurred by the Corporation's partially owned subsidiary did not meet the realization criteria, thereby requiring a valuation allowance of $345,000 against the deferred tax asset. In March 2002, the federal "Job Creation and Worker Assistance Act of 2002" was enacted, which changed the tax rules with respect to net operating loss carrybacks (see Note 20).

During the year ended December 31, 2000, certain provisions previously established as deferred tax liabilities were reversed, based on the expiration of the periods for potential assessment for such taxes. These provisions relate to legal settlement revenues received by the Corporation in prior years. The reversal represents the majority of the established liability for deferred taxes on the legal settlement revenues.

Certain tax years remain open for examination by taxing authorities. Management believes that there are adequate provisions for any potential adjustments that might be asserted with respect to these years. As the period for potential assessment expires with respect to each prior year, and if no need for adjustment has occurred, management expects that the related provisions will be reversed. There is an examination currently in progress for the year ended December 31, 1998, but no position has yet been asserted by the IRS on this examination.

The remaining deferred tax liability of $2,955,000 will be evaluated for reversal in future years based on the outcome of the examination currently in progress and based on expiration of potential assessment for taxes for years that remain open for assessment.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

The tax effect of unrealized (losses) gains on securities available-for-sale for the years ended December 31, 2001, 2000 and 1999 was $(25,000), $232,000 and
$130,000, respectively.

Supplemental schedule of cash flow information:

                                                  Year ended                Year ended               Year ended
                                               December 31, 2001         December 31, 2000       December 31, 1999
                                               -----------------         -----------------       -----------------

Interest paid                                     $   282,000               $   260,000            $     59,000
                                                  ===========               ===========            ============
Income taxes paid                                 $    62,000               $ 1,886,000            $    916,000
                                                  ===========               ===========            ============

Supplemental schedule of non-cash
  investing and financing activities:


   Goodwill additions relating to
     subsidiary acquisition accruals              $   510,000               $    510,000            $ 1,749,000
                                                  ===========               ============            ===========
   Real estate acquired through
     foreclosure                                  $ 4,416,000               $         --            $        --

                                                  ===========               =============           ===========
   Conversion of note receivable
     into a 50% equity interest                   $        --               $          --           $   857,000
                                                  ===========               =============           ===========


14.  LAWSUIT SETTLEMENT

During 2001, the Corporation received $154,000 in net proceeds from the settlement of claims asserted in a class action lawsuit filed against Drexel Burnham Lambert, Inc., Michael Milken and various other parties in 1989 and settled in 1993. In 1999, the Corporation received $192,000 in net proceeds from the same settlement.

15.  NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share, and is calculated on the basis of the weighted-average number of common shares outstanding during each period plus the additional dilutive effect of potential common stock. The dilutive effect of outstanding stock options is calculated using the treasury stock method. As a result of the income per share methods required to be disclosed by the Corporation under SFAS No. 128, the Statement also requires disclosure of a reconciliation from Basic Net Income Per Common Share to Diluted Net Income Per Common Share for the years ended December 31, 2001, 2000 and 1999, as follows:

                                                                        WEIGHTED-        NET (LOSS)
                                                     NET (LOSS)          AVERAGE           INCOME
                                                       INCOME            SHARES          PER SHARE
                                                    ------------        ---------       ----------
DECEMBER 31, 2001
-----------------
BASIC NET LOSS PER COMMON SHARE
Income available to common stockholders             $(3,882,000)        8,125,000         $(0.48)
Dilutive effect of stock options                                           ___
DILUTED NET LOSS PER COMMON SHARE
Income available to common stockholders             $(3,882,000)        8,125,000         $(0.48)

DECEMBER 31, 2000
-----------------
BASIC NET INCOME PER COMMON SHARE
Income available to common stockholders             $ 6,989,000         8,052,000          $ 0.87
Dilutive effect of stock options                                            5,000
DILUTED NET INCOME PER COMMON SHARE
Income available to common stockholders             $ 6,989,000         8,057,000          $ 0.87

DECEMBER 31, 1999
-----------------
BASIC NET INCOME PER COMMON SHARE
Income available to common stockholders             $ 2,323,000         7,835,000          $ 0.30
Dilutive effect of stock options                                          117,000
DILUTED NET INCOME PER COMMON SHARE
Income available to common stockholders             $ 2,323,000         7,952,000          $ 0.29


16.  STOCK OPTION PLAN

During 1997, the Corporation's Board of Directors adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which was approved at the Annual Meeting of Shareholders on June 2, 1998. The 1997 plan replaces the plans that expired in 1996. An aggregate of one million shares of the Corporation's common stock may be issued under the 1997 Plan.

The per share weighted-average fair value of stock options granted during 2000 and 1999 was $1.27 and $1.34, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 6.36% and 5.41% for 2000 and 1999, respectively; expected volatility of 41% and 43% for 2000 and 1999, respectively; and an expected life of 4.42 years. No options were granted in 2001.

The Corporation applies APB Opinion No. 25 in accounting for stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Corporation determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Corporation's net (loss) income would have been adjusted to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                          2001               2000              1999
                                        --------           --------          --------
  Net income
       As reported                      $(3,882)            $6,989             $2,323
       Pro forma                         (3,922)             6,952              2,256
  Net income per share (diluted)
       As reported                      $  (.48)            $  .87             $  .29
       Pro forma                           (.48)               .86                .28

Stock option activity during the periods indicated is as follows:

                                                                           Weighted-
                                                                            Average
                                      Number of          Option           Option Price
                                        Shares           Price              Per Share
                                      ---------       ------------        ------------
  Balance at December 31, 1998          410,000         $1.81-3.00             $ 2.12
       Granted                           50,000               3.25               3.25
       Exercised                             --
       Cancelled                             --
       Expired                               --
                                      ---------       -------------       -----------
  Balance at December 31, 1999          460,000         $ 1.81-3.25            $ 2.24
       Granted                           70,000                3.00              3.00
       Exercised                       (290,000)        $ 1.81-1.99              1.97
       Cancelled                            --
       Expired                              --
                                      ---------       -------------       -----------
  Balance at December 31, 2000          240,000         $ 2.37-3.25            $ 2.79
       Granted                              --
       Exercised                            --
       Cancelled                            --
       Expired                              --
                                      ---------       -------------       -----------
  Balance at December 31, 2001          240,000         $ 2.37-3.25            $ 2.79
                                      =========       =============        ==========

At December 31, 2001 and 2000, the weighted-average remaining contractual life of outstanding options was 1.50 and 2.50 years, respectively.

At December 31, 2001 and 2000, the number of options exercisable was 142,500 and 82,500, respectively, and the weighted-average exercise price of those options was $2.69 and $2.58, respectively.

17.  COMMITMENTS AND CONTINGENCIES

The Corporation may be required to make an additional contingent payment in connection with the acquisition of One Source. Such future contingent payment, if any, will not exceed $509,537 payable in one installment for the year ending December 31, 2002. The earnout is to be determined at the end of 2002, based on Annual Adjusted Earnings (as defined) for the applicable year. The earnout provision was applicable for each of the years 1999, 2000 and 2001, and resulted in the maximum earnout consideration of $509,537 being payable for each of those years (see Note 2).

The Corporation is the guarantor of a working capital line of credit provided to Matrix by a bank, which has a maximum draw of $500,000 and an outstanding balance of $248,000 at December 31, 2001.

Aggregate minimum lease commitments under long-term operating leases as of December 31, 2001 are as follows (dollars in thousands):

                2002                                                 $ 570
                2003                                                   330
                2004                                                   199
                2005                                                    53
                                                           ----------------

                                                                   $ 1,152
                                                           ================

Minimum lease payments represent guaranteed minimum rentals based on existing operating leases, including office and warehouse rentals and various equipment leases.

The Corporation recorded $790,000, $724,000 and $436,000 in rent expense for the years ended December 31, 2001, 2000 and 1999, respectively.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Statement No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Fair value amounts represent estimates of value at a point in time. Significant estimates regarding economic conditions, loss experience, risk characteristics and other factors are used in estimating fair value. These estimates can be subjective in nature and involve matters of judgment. Changes in the assumptions could have a material impact on the amounts disclosed. The methods and assumptions for determining fair value of the Corporation's financial instruments are as follows:

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

Loans receivable, net, and accrued interest receivable

Based on the type of loans, interest rate characteristics, credit risk, collateral, payments received, and maturity, the carrying value of the loans and accrued interest receivable has been determined to be a reasonable estimate of fair value.

Other investments

The fair value of other investments is estimated to approximate cost of $150,000 at December 31, 2001. Fair value is assumed to equal cost due to a lack of a readily determinable market value.

Notes payable and lines of credit

The recorded value of notes payable and lines of credit approximates fair value, as the contractual rate of interest approximates the market rate of interest or because the interest rate of these instruments is based on variable reference rates.

19.  QUARTERLY SUMMARY OF OPERATIONS (UNAUDITED)

The following quarterly summary of operations is unaudited. In the opinion of the Corporation's management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the interim periods presented, have been included (dollars in thousands, except per share data):

                                              1st Qtr.           2nd Qtr.          3rd Qtr.        4th Qtr.
                                            --------------   --------------      -----------    -------------
Year ended 12/31/01
-------------------

Total revenues                                      $6,597           $7,256           $7,040           $5,990
Total expenses                                       6,124            6,850           10,984            7,148
Income from continuing
  operations before income
  taxes and minority interests                         473              406           (3,944)          (1,158)
Net income                                             493              100           (3,680)            (795)
Basic earnings per share                              0.06             0.01            (0.45)           (0.10)
Diluted earnings per share                            0.06             0.01            (0.45)           (0.10)


Year ended 12/31/00
-------------------

Total revenues                                      $6,650           $6,840           $6,941           $7,847
Total expenses                                       6,141            6,771            7,243            8,228
Income from continuing
  operations before income
  taxes and minority interests                         509               69             (302)            (381)
Net income                                             815             (108)           6,595             (313)
Basic earnings per share                              0.10            (0.01)            0.81            (0.03)
Diluted earnings per share                            0.10            (0.01)            0.81            (0.03)

20.  SUBSEQUENT EVENTS

On March 9, 2002, the federal "Job Creation and Worker Assistance Act of 2002"was enacted into law. Among the provisions, the Act temporarily extends the general net operating loss carryback period to five years from the previously applicable two years. The provision is effective for net operating losses generated in taxable years ending December 31, 2001 and 2002.

This new tax law provision will allow Matrix, a subsidiary of the Corporation, to claim a cash refund of approximately $575,000, based on the carryback of the current year net operating loss, upon filing of the tax return for the year ended December 31, 2001. During the year ended December 31, 2001, Matrix recorded a net tax benefit of $230,000 related to current year net operating loss, after a valuation allowance of $345,000, due to the limitations on net operating loss carrybacks under previous tax law (see Note 12). The benefit for this refund will be recorded during the first quarter ending March 31, 2002, as required by paragraph 27 of SFAS No. 109.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders pursuant to instruction G(3) to Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)(1) The following financial statements are included in Item 8:

         Consolidated Statements of Financial Condition
           as of December 31, 2001 and 2000
         Consolidated Statements of Operations
           for the Three Years in the Period Ended December 31, 2001 Consolidated Statements of Shareholders' Equity
           for the Three Years in the Period Ended December 31, 2001 Consolidated Statements of Cash Flows
           for the Three Years in the Period Ended December 31, 2001 Consolidated Statements of Comprehensive Income
           for the Three Years in the Period Ended December 31, 2001 Notes to Consolidated Financial Statements
           for the Three Years in the Period Ended December 31, 2001

(a)(2) Financial Statement Schedules

       All schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes.

(b)  Reports on Form 8-K

       No reports were filed on Form 8-K during the fourth quarter of 2001.

(c)  Exhibits

       See "Index to Exhibits."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WESTMINSTER CAPITAL, INC.


April 1, 2002                               By: /s/ William Belzberg
                                                ---------------------
                                                William Belzberg,
                                                Chairman of the Board
                                                Chief Executive Officer


                                            By: /s/ Rui Guimarais
                                                ---------------------
                                                Rui Guimarais,
                                                Chief Financial Officer and
                                                Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                       Capacity                                    Date

/s/William Belzberg              Chairman of the Board               April 1, 2002
---------------------------      of Directors and
William Belzberg                 Chief Executive Officer


/s/Keenan Behrle                 Director                            April 1, 2002
---------------------------
Keenan Behrle

/s/Hyman Belzberg                Director                            April 1, 2002
---------------------------
Hyman Belzberg

/s/Bruno DiSpirito               Director                            April 1, 2002
---------------------------
Bruno DiSpirito

/s/Roy Doumani                   Director                            April 1, 2002
---------------------------
Roy Doumani

/s/Barbara C. George             Director                            April 1, 2002
---------------------------
Barbara C. George

/s/Fred Kayne                    Director                            April 1, 2002
---------------------------
Fred Kayne


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

2.5 Membership Interest Purchase Agreement dated January 11, 1999 between the Corporation and One Source Industries, Inc. (filed as Exhibit 2.1 to the Registrant's Report on Form 8-K dated January 11, 1999 and incorporated herein by this reference).

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

10.2 1986 Incentive Stock Option Plan and 1986 Nonstatutory Stock Option Plan (filed as Exhibit 4.1 to the Registrant's Post Effective Amendment No. 1 to Form S-8 filed on June 23, 1995 as Registration No. 33-21177 and incorporated herein by this reference).

10.3 Form of Stock Option Agreement (filed as Exhibit 4.2 to the Registrant's Post Effective Amendment No. 1 to Form S-8 filed on June 23, 1995 as Registration No. 33-21177 and incorporated herein by this reference).

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

16.1 Letter from KPMG as of May 1997 (filed as an Exhibit to the Registrant's Report on Form 8-K dated May 5, 1997 and incorporated herein by this reference).

21       Subsidiaries of Registrant.

99.1 Press Release dated January 12, 1999 (filed as Exhibit 99.1 to the Registrant's Report on Form 8-K dated January 11, 1999 and incorporated herein by this reference).