Form 10-K/A
period 2001-12-31
WESTMINSTER CAPITAL INC
filed 2002-04-29
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

           Securities registered pursuant to Section 12(b) of the Act:
     (Title of Each Class)           (Name of Each Exchange on which Registered)
     Common Stock,                   American Stock Exchange;
     $1.00 Par Value Per Share       Archipelago Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price on the American Stock Exchange of its common stock on April 23, 2002 was approximately $7,373,000. For purposes of the foregoing calculation, certain persons that have filed reports on Schedule 13D with the Securities and Exchange Commission with respect to the beneficial ownership of more than 5% of the registrant's outstanding voting stock and directors and executive officers of the registrant have been excluded from the group of stockholders deemed to be nonaffiliates of the registrant.

The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of April 23, 2002, was 6,651,859.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

         The Board of Directors of the Company is currently comprised of seven directors who are elected annually. The following table sets forth certain information with respect to the directors and executive officers of Westminster Capital, Inc. (the "Company") as of December 31, 2001.

Name                       Age    Title                                    Director since
-----------------------------------------------------------------------------------------
William Belzberg           69     Chairman of the Board of Directors       1977
Keenan Behrle (3)          59     Executive Vice President                 1985
Hyman Belzberg             77     Director                                 1995
Bruno DiSpirito (1)        36     Director                                 1999
Roy Doumani (1)            66     Director                                 2001
Barbara C. George (2)(3)   66     Director                                 1979
Fred Kayne (1)(2)          63     Director                                 2001

    (1) Member of the Audit Committee
    (2) Member of the Compensation Committee
    (3) Member of the Investment Committee

Mr. William Belzberg has served as Chairman of the Board of Directors of the Company since 1977 and as Chief Executive Officer of the Company since September 1990. He was also President and Chief Executive Officer of the Company in 1987 and 1988.

Mr. Keenan Behrle became Executive Vice President of the Company on February 10, 1997. He also served as Chief Financial Officer from February 1997 to May 2000. From November 1993 to February 1997, Mr. Behrle was engaged in real estate development activities for his own account. From 1991 to November 1993, Mr. Behrle was President and Chief Executive Officer of Metropolitan Development, Inc., a real estate development company located in Los Angeles, California.

Mr. Hyman Belzberg has been the President of Bel-Alta Holdings Ltd., a real estate and mortgage investment company, since 1994. He operated a large retail furniture business in Calgary, Alberta, Canada from 1945 to 1994. Mr. Belzberg is also on the Board of the Canadian Athletic Association and is the President of Gaslight Square Ltd. and 623201 Alberta Ltd., both of which are real estate and investment companies. He also serves on the Board of Mount Royal College. Mr. Belzberg is a Canadian citizen.

Mr. DiSpirito served as Vice President and Chief Financial Officer of Gibralt Capital Corporation from March 1994 until February 2002. Mr. DiSpirito is a Canadian citizen.

Mr. Doumani has been a private investor for more than the past five years. He currently serves as a board member and advisor to the following companies:
AgGenesys, a biotechnology company; Gateway, a fund for investments in the People's Republic of China; Supersoft, a software developer; and Leader Technology, a company which facilitates business transactions between U.S. and Asian companies in high technology industries. Mr. Doumani is also a director of and helped raise funding for Valence, a technology company; Cyrano Sciences, a sensory technology company and ETeam, a company providing Internet software. He currently holds an equity position and serves as vice chairman of Xiamen International Bank in the People's Republic of China.

Dr. George has been a Professor of Business Law in the Department of Finance, Real Estate Law in the College of Business Administration, California State University, Long Beach, since 1961. Formerly holding the positions of Interim Dean and also Associate Dean of Academic Affairs of the College of Business Administration, she has also served as the department chairperson. She is a former president of American Business Law Association. Dr. George is Chairperson of the Board of Directors of the California State University Forty-Niner Shops, Inc., which operates the bookstore and food service operations for the University.

Mr. Kayne has been President of Fortune Fashions, an apparel company, since 1991. He has served as the chairman and director of Big Dog Holdings, Inc., a casual apparel retail company, and the chairman of FAO, Inc., a specialty retailer of developmental, educational and care products for infants and children and high quality toys, games and books, since 2001, and a director of FAO and its predecessor, The Right Start, Inc., since 1997. Both Big Dog Holdings and FAO are public companies. Mr. Kayne was a partner of Bear, Stearns & Co. Inc. until its initial public offering in 1985, after which time he was a Managing Director and a member of the Board of Directors of Bear, Stearns & Co. Inc. until he resigned in 1986. In addition, Mr. Kayne served as a director of Far West Financial Corporation, a predecessor of Westminster, from 1987 to 1990, and served as Far West Financial's vice chairman and chief executive officer from 1988 to 1990.

Messrs. Hyman Belzberg and William Belzberg are brothers.


Section 16(a) Beneficial Ownership Compliance

Directors, officers and beneficial owners of more than 10% of the outstanding shares of the Common Stock of the Company are required by rules of the Securities and Exchange Commission to file certain reports with the Commission, the American Stock Exchange and the Archipelago Exchange (where the Company's Common Stock is listed) relating to certain changes in their beneficial ownership of shares and their aggregate holdings at the end of the calendar year. The Company is not aware that any officer, director or beneficial owner of more than 10% of the Common Stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during 2001.

Item 11. EXECUTIVE OFFICER COMPENSATION

The table set forth below reflects the annual compensation, long-term compensation and other compensation paid during each of the Company's three most recent fiscal years to the chief executive officer and other executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                     Annual Compensation              Compensation
                                     ----------------------------------------------   -------------
                                                                                          Number
                                                                                         of Shares          (1)
                                                                                        Underlying     Other Annual
      Name and Principal Position         Year          Salary           Bonus           Options       Compensation
      ---------------------------         ----          ------           -----           -------       ------------
William Belzberg,                         2001       $ 250,000      $      -0-               -0-       $  45,500
    Chairman of the Board and             2000         250,000             -0-               -0-          45,500
    Chief Executive Officer               1999         250,000             -0-               -0-          46,000


Keenan Behrle,                            2001       $ 230,000      $   50,000               -0-       $  36,200
     Executive Vice President             2000         229,000          40,000            50,000 (2)      34,000
                                          1999         220,000          50,000            50,000 (3)      17,000


Rui Guimarais,                            2001       $ 155,000      $      -0-               -0-       $   6,000
    Chief Financial Officer               2000         142,000          25,000            20,000 (2)       6,000
                                          1999         132,000          65,000               -0-           6,000

__________________

(1) Other annual compensation received by Mr. Belzberg consisted of $37,500 in annual premiums paid with respect to a universal life insurance policy for Mr. Belzberg, with the balance represented by fees earned as a director. In 2001, other annual compensation for Mr. Behrle includes $10,000 in reimbursement for annual premiums on a life insurance policy, $16,000 in fees earned as a director and $10,200 as an automobile allowance. In 2000, other annual compensation for Mr. Behrle includes $10,000 in reimbursement for annual premiums on a life insurance policy, $15,500 in fees earned as a director and $8,500 as an automobile allowance. For 1999, other annual compensation received by Mr. Behrle consists of fees earned as a director. Other annual compensation received by Mr. Guimarais consists of an automobile allowance.

(2)  Pursuant to an option granted in 2000 at a price of $3.00 per share.

(3)  Pursuant to an option granted in 1999 at a price of $3.25 per share.


Director Compensation

During 2001, directors of the Company were paid $500 per month for serving on the Board and $500 per month for each committee of the Board on which they served, as well as $500 for each meeting of the Board of Directors or committee which they attended.

Stock Option Grants

No stock options were granted during the fiscal year ended December 31, 2001 to any officer or director of the company.

Stock Option Exercises and Holdings

The following table provides information concerning options exercised by the executive officers named in the Summary Compensation Table above during the fiscal year ended December 31, 2001 and unexercised options held by such executives as of December 31, 2001.

                 Aggregated Option Exercises in Fiscal Year 2001
                            and FY-End Option Values

                                                     Number of Unexercised               Value of Unexercised
                          Shares                       Shares Underlying                     In-the-Money
                         Acquired       (1)           Options at 12/31/01               Options at 12/31/01 (1)
                            on         Value     ------------------------------------------------------------------
      Name               Exercise     Realized    Exercisable     Unexercisable     Exercisable      Unexercisable
      ----               --------     --------    -----------     -------------     -----------      -------------
William Belzberg                -      $     -             --                --     $        --      $          --

Keenan Behrle                   -            -        117,500            82,500              --                 --

Rui Guimarais                   -            -         20,000            20,000              --                 --

      (1) Value is determined by subtracting the exercise price from the fair market value (the closing price for Common Stock as reported on the American Stock Exchange on the last trading day in the fiscal year) and multiplying the resulting number, if a positive number, by the number of shares of Common Stock underlying the options.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 17, 2002 the number of shares of the Company's Common Stock known to the Company to be owned beneficially by each person who owned more than 5% of the outstanding shares, by each director and executive officer and by all directors and executive officers, as a group. Except as indicated in the notes to the table, each person named has sole voting and investment power with respect to the shares indicated.

                                       Shares of Common
Name and Address of                    Stock Beneficially
Beneficial Owner                       Owned (1) (2)            Percent of Class
-----------------------                ------------------       ----------------

William Belzberg (3)                        2,176,670                  32.72%
9665 Wilshire Blvd., Suite M-10
Beverly Hills, CA 90212

Hyman Belzberg (4)                          1,703,974                  25.62%
#1420 Aquitaine Towers
540 - 5 Avenue S.W.
Calgary, Alberta
Canada T2P 0M2

Keenan Behrle (5)                             240,000                   3.53%

Bruno DiSpirito                                     -                      -

Roy Doumani                                         -                      -

Barbara C. George, Ph.D.                       10,000                      *

Fred Kayne                                          -                      -

Rui Guimarais (6)                              30,000                      *

All Directors and Officers as a
Group (8 persons)                           4,160,644                  60.90%

_______________
* Amount represents less than one percent of the Company's Common Stock.

(1) Information with respect to beneficial ownership is based upon the Company's stock records and data supplied to the Company by the holders.

(2) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes, generally, voting power and/or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to joint ownership with spouses and community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3) Includes (a) 1,802,820 shares held in the William Belzberg Revocable Living Trust, October 5, 1984, which William Belzberg serves as trustee and (b) 373,750 shares held in the name of Bel-Cal Holdings, Ltd., which William Belzberg controls.

(4) Based on an amended Schedule 13D filed with the Securities and Exchange Commission, the shares shown in the table as being beneficially owned by Hyman Belzberg are owned of record by Bel-Alta Holdings, Ltd., a Canadian corporation, of which Hyman Belzberg is the President, sole director and beneficial owner of a majority of the outstanding shares of capital stock.

(5) Includes 150,000 shares exercisable as of March 31, 2001 pursuant to options to purchase a total of 200,000 shares. The shares are deemed to be outstanding for the purpose of computing the percentage of the outstanding shares beneficially owned by Mr. Behrle.

(6) Includes 25,000 options exercisable as of March 31, 2001 and 5,000 options exercisable within 60 days, pursuant to options to purchase a total of 40,000 shares. The shares are deemed to be outstanding for the purpose of computing the percentage of the outstanding shares beneficially owned by Mr. Guimarais.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 16, 2002, pursuant to a Stock Purchase Agreement, by and among Gibralt Capital Corporation ("Gibralt"), MDB Capital ("MDB")and the Company, the Company purchased 1,372,748 and 100,000 shares from Gibralt and MDB, respectively, for $2.80 per share. Gibralt is controlled by Samuel Belzberg, brother of William and Hyman Belzberg, and MDB is controlled by Samuel Belzberg's adult son.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April, 2002.

                                WESTMINSTER CAPITAL, INC.
                                (Registrant)


                                By:  /s/ William Belzberg
                                    ---------------------------
                                      William Belzberg
                                      Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                 Capacity                                  Date

/s/ William Belzberg       Chairman of the Board              April 29, 2002
----------------------     of Directors and
William Belzberg           Chief Executive Officer

/s/ Keenan Behrle          Director                           April 29, 2002
----------------------
Keenan Behrle

/s/ Hyman Belzberg         Director                           April 29, 2002
----------------------
Hyman Belzberg

/s/ Bruno DiSpirito        Director                           April 29, 2002
----------------------
Bruno DiSpirito

/s/ Roy Doumani            Director                           April 29, 2002
----------------------
Roy Doumani

/s/ Barbara C. George      Director                           April 29, 2002
----------------------
Barbara C. George

/s/ Fred Kayne             Director                           April 29, 2002
----------------------
Fred Kayne