Form 10-Q
period 2002-03-31
WESTMINSTER CAPITAL INC
filed 2002-05-15
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

                          Commission File Number 1-4923

                            WESTMINSTER CAPITAL, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                      95-2157201
----------------------                            --------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

9665 Wilshire Boulevard, Suite M-10, Beverly Hills,       CA 90212
-------------------------------------------------------------------------------
(Address of principal executive office)                  (Zip Code)

                                  310 278-1930
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

     -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 6,651,859
                                                                    ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
MARCH 31, 2002 AND DECEMBER 31, 2001 (UNAUDITED)

ASSETS                                                                    March 31, 2002                December 31, 2001
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                  $   8,376,000                   $   18,947,000
Securities available-for-sale, at fair value                                  16,349,000                        6,586,000
Accounts receivable, net of reserve
   of $483,000 in 2002 and $324,000 in 2001                                    3,192,000                        3,535,000
Loans receivable, net                                                            675,000                          289,000
Investment in limited partnerships
   that invest in securities                                                   1,931,000                        2,046,000
Other investments                                                                150,000                          150,000
Accrued interest receivable                                                      137,000                          131,000
Inventories                                                                      471,000                          138,000
Property and equipment, net                                                    4,791,000                        4,479,000
Real estate acquired through foreclosure                                       3,930,000                        4,929,000
Goodwill, net                                                                  5,529,000                        5,529,000
Other assets                                                                     553,000                          602,000
                                                                      --------------------------------------------------------
Total Assets                                                               $  46,084,000                   $   47,361,000
                                                                      ========================================================

LIABILITIES AND
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

LIABILITIES:
Accounts payable                                                           $   2,101,000                   $    1,667,000
Accrued expenses                                                               2,091,000                        1,893,000
Due to sellers                                                                        --                          510,000
Other borrowings                                                               2,793,000                        2,823,000
Income taxes                                                                   1,040,000                        1,863,000
Minority interests                                                               799,000                          834,000
                                                                      --------------------------------------------------------
Total Liabilities                                                              8,824,000                        9,590,000
                                                                      --------------------------------------------------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares
   authorized:  8,125,000 shares issued and
   outstanding                                                                 8,125,000                        8,125,000
Capital in excess of par value                                                56,223,000                       56,223,000
Accumulated deficit                                                          (27,096,000)                     (26,566,000)
Accumulated other comprehensive income (loss)                                      8,000                          (11,000)
                                                                      --------------------------------------------------------
Total Shareholders' Equity                                                    37,260,000                       37,771,000
                                                                      --------------------------------------------------------
Total Liabilities and Shareholders' Equity                                 $  46,084,000                   $   47,361,000
                                                                      ========================================================

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       THREE                 THREE
                                                                       MONTHS                MONTHS
                                                                       ENDED                 ENDED
                                                                   MARCH 31, 2002        MARCH 31, 2001
                                                                   --------------        --------------
REVENUES:
--------
Sales to packaging customers                                         $  2,915,000          $  2,955,000
Equipment rental and sales                                              1,693,000             2,429,000
Group purchasing revenues                                                 309,000               370,000
Finance and secured lending revenues                                       83,000               843,000
                                                                     ------------          ------------
Total Revenues                                                          5,000,000             6,597,000
                                                                     ------------          ------------
COSTS AND EXPENSES:
------------------
Cost of sales - packaging                                               2,038,000             1,796,000
Cost of sales - equipment rental and sales                              1,088,000             1,585,000
Selling, general and administrative                                     3,156,000             2,424,000
Depreciation and amortization                                             107,000               225,000
Interest expense                                                           41,000                94,000
                                                                     ------------          ------------
Total Costs and Expenses                                                6,430,000             6,124,000
                                                                     ------------          ------------

(LOSS) INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS                                                   (1,430,000)              473,000

INCOME TAX BENEFIT (PROVISION)                                            865,000              (248,000)

MINORITY INTERESTS                                                         35,000               (49,000)
                                                                     ------------          ------------

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                      (530,000)              176,000

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET
  OF INCOME TAX                                                                --               317,000

                                                                     ------------          ------------
NET (LOSS) INCOME                                                    $   (530,000)         $    493,000
                                                                     ============          ============

Net (Loss) Income Per Common Share:
  Basic and Diluted:
     (Loss) Income from continuing operations before
      cumulative effect of accounting change                         $       (.07)         $        .02
     Cumulative effect of accounting change                                    --                   .04
                                                                     ------------          ------------
     Net (loss) income                                               $       (.07)         $        .06
                                                                     ============          ============

  Weighted Average Shares Outstanding:
               Basic                                                    8,125,000             8,125,000
               Diluted                                                  8,125,000             8,125,000


See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          THREE MONTHS           THREE MONTHS
                                                                             ENDED                   ENDED
                                                                         MARCH 31, 2002         MARCH 31, 2001
                                                                         --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                         $   (530,000)          $    493,000
Cumulative effect of accounting change                                              --               (530,000)
Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
Provisions for loan losses (recoveries) and doubtful receivables, net            3,000                (52,000)
Depreciation, amortization, and accretion, net                                 401,000                576,000
Loss on sales of securities available-for-sale                                      --                  1,000
Appreciation of derivative instruments                                         (65,000)               (99,000)
Disposal of rental equipment                                                    45,000                 45,000
Net change in deferred income taxes                                           (756,000)               472,000
Unrealized losses (gains) on limited partnerships that invest in
securities                                                                     115,000               (267,000)
Gain from equity and other investments                                              --                 (8,000)
Change in assets and liabilities:
    Decrease (increase) in accounts receivable                                 340,000               (192,000)
    (Increase) decrease in accrued interest receivable                          (6,000)                35,000
    Net change in current income taxes                                         (81,000)               327,000
    Decrease (increase) in other assets                                         22,000                (20,000)
    Increase in inventories                                                   (333,000)               (34,000)
    Increase (decrease) in accounts payable                                    434,000               (527,000)
    Increase (decrease) in accrued expenses                                    198,000               (225,000)
    Net change in minority interests                                           (35,000)                49,000
                                                                      ---------------------------------------
Net cash (used in) provided by operating activities                           (248,000)                44,000
                                                                      ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities                                                     (26,941,000)           (29,308,000)
Proceeds from sales and maturities of securities                            17,275,000             32,075,000
Loan originations                                                                   --               (250,000)
Principal collected on loan receivables                                        289,000                 58,000
Proceeds from sale of real estate acquired on foreclosure                      324,000                     --
Purchases of property and equipment                                           (730,000)              (357,000)
                                                                      ---------------------------------------
Net cash (used in) provided by investing activities                         (9,783,000)             2,218,000
                                                                      ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Seller financing repayments                                                   (510,000)              (510,000)
Installment debt borrowings                                                    178,000                     --
Repayment of installment debt and capital lease obligations                   (208,000)              (382,000)
                                                                      ---------------------------------------
Net cash used in financing activities                                         (540,000)              (892,000)
                                                                      ---------------------------------------
Net change in cash and cash equivalents                                    (10,571,000)             1,370,000
Cash and cash equivalents, beginning of period                              18,947,000              6,227,000
                                                                      ---------------------------------------
Cash and cash equivalents, end of period                                  $  8,376,000           $  7,597,000
                                                                      =======================================

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

                                                                 THREE MONTHS          THREE MONTHS
                                                                     ENDED                 ENDED
                                                                MARCH 31, 2002        MARCH 31, 2001
                                                                --------------        --------------
Net (loss) income                                                   $ (530,000)            $ 493,000
                                                                --------------        --------------

Other comprehensive (loss) income, net of tax:

  Unrealized gains on securities:
    Unrealized holding gains (losses) arising
       during period, net                                                8,000               (11,000)
    Less: reclassification adjustment for losses
       (gains) included in net (loss) income, net                       11,000              (177,000)
                                                                --------------        --------------

Other comprehensive income (loss)                                       19,000              (188,000)
                                                                --------------        --------------

Comprehensive (loss) income                                         $ (511,000)            $ 305,000
                                                                ==============        ==============

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

1.    BASIS OF PRESENTATION AND CUMULATIVE ACCOUNTING CHANGE

      In the opinion of Westminster Capital, Inc. and consolidated entities (the "Corporation"), the accompanying unaudited consolidated financial statements, prepared from the Corporation's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation's financial condition as of March 31, 2002 and December 31, 2001, and the results of operations, statements of cash flows and statements of comprehensive income for the periods ended March 31, 2002 and 2001.

      The consolidated financial statements include the accounts of Westminster Capital, Inc. and its subsidiaries including a 100% interest in Westland Associates, Inc. ("Westland"), an 80% interest in One Source Industries, LLC ("One Source"), a 70% interest in Physician Advantage, LLC ("Physician Advantage") and a 74% interest in Logic Technology Group, Inc., dba Matrix Visual Solutions ("Matrix") from February 3, 2002, and 68% interest in Matrix from acquisition on November 11, 1999 to February 2, 2002.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary to present the financial position, results of operations, statements of cash flows and statements of comprehensive income in conformity with accounting principles generally accepted in the United States of America. The material set forth below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent report on Form 10-K for the year ended December 31, 2001, which contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001 and for the year then ended.

2.   SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at March 31, 2002 and December 31, 2001 are as follows (in thousands):

                                                       Gross        Gross
                                                     Unrealized   Unrealized    Estimated
                                     Amortized Cost    Gains        Losses     Fair Value
                                     --------------  ----------   ----------   ----------
     March 31, 2002:
     U.S. Treasury and Agency
       Securities                         $  15,721  $       --   $       (1)  $   15,720
     Equity and Other Debt
       Securities                               614          15           --          629
                                     ----------------------------------------------------
         Total                            $  16,335  $       15   $       (1)  $   16,349
                                     ====================================================

     December 31, 2001:
     U.S. Treasury and Agency
       Securities                         $   6,055  $        8   $       --   $    6,063
     Equity and Other Debt
       Securities                               550          --          (27)         523
                                     ----------------------------------------------------
         Total                            $   6,605  $        8   $      (27)  $    6,586
                                     ====================================================

     Maturities of U.S. Treasury and Agency Securities were as follows at March 31, 2002 (in thousands):

                                       Amortized       Fair
                                         Cost          Value
                                     --------------  ---------
      Due within one year                 $  15,721  $  15,720

      Due after one year through
         five years                              --         --
                                     --------------  ---------
                                          $  15,721  $  15,720
                                     ==============  =========

3.    LOANS RECEIVABLE

      The Corporation's loans receivable outstanding at March 31, 2002 and December 31, 2001 were comprised of the following (in thousands):

                                                        March 31, 2002            December 31, 2001
                                                    ---------------------      -----------------------
      Loans, net of loan fees and allowances,
         secured by trust deeds or mortgages                       $ 675                        $   --
      Loans secured by other
         collateral                                                   --                           289

                                                    ---------------------      -----------------------

                       Total                                       $ 675                        $  289
                                                    =====================      =======================

4.       GOODWILL

       The Corporation's investments in operating businesses include purchased goodwill recorded as follows (in thousands):

                                                   Accumulated     Amortization                         Net
                                    Purchased     Amortization     for 3 months       Other         Unamortized
                                     Goodwill      at 1/1/02       ended 3/31/02    Adjustments   cost at 3/31/02
                                  -------------------------------------------------------------------------------
       March 31, 2002:
        One Source Industries         $  6,335     $    (806)      $        --        $   --              $ 5,529
                                  -------------------------------------------------------------------------------
            Total                     $  6,335     $    (806)      $        --        $   --              $ 5,529
                                  ===============================================================================

                                                                    Amortization
                                                   Accumulated     and Impairment                       Net
                                    Purchased     Amortization     for 12 months       Other       Unamortized
                                     Goodwill      at 1/1/01       ended 12/31/01   Adjustments  cost at 12/31/01
                                  -------------------------------------------------------------------------------
       December 31, 2001
        One Source Industries         $  6,335     $    (509)      $      (297)       $   --              $ 5,529
        Matrix Visual Solutions          3,411          (189)           (3,222)           --                   --
        Westland Associates                888          (277)             (611)           --                   --
        Touch Controls                     456           (92)              (34)         (330)                  --
                                  -------------------------------------------------------------------------------
            Total                     $ 11,090     $  (1,067)      $    (4,164)       $ (330)             $ 5,529
                                  ===============================================================================


The Corporation has complied with Statement of Financial Accounting Standards ("SFAS") No. 141 and SFAS No. 142 in the treatment of purchased goodwill and other intangibles for the current quarter ended March 31, 2002. In accordance with SFAS No. 142, accounting for goodwill has been changed from an amortization approach to an impairment-only approach. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, has ceased effective January 1, 2002.

The Corporation has completed the transitional fair value based impairment test and determined that as of January 1, 2002, none of the recorded goodwill was impaired. SFAS No. 142 requires that intangible assets that do not meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing. The Corporation determined that as of January 1, 2002, no change was necessary to the classification and useful lives of identifiable intangible assets.

Had the Corporation adopted SFAS No. 142 in the period ended March 31, 2001, reported net income would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                                 Quarter ended
                                                                 March 31, 2001
Income before cumulative effect of accounting change
           As Reported                                              $     176
           Pro Forma                                                      326
Net Income
           As Reported                                                    493
           Pro Forma                                                      643
Earnings per share, Basic and Fully Diluted
           As Reported                                                   0.06
           Pro Forma                                                     0.08



5.       OTHER BORROWINGS

At March 31, 2002, other borrowings include bank credit facilities comprised of two revolving lines of credit provided to Matrix for working capital and equipment purchases, respectively. The revolving line of credit for working capital purposes is a facility of $500,000 and accrues interest at the prime interest rate plus 1% and matures in July 2002. At March 31, 2002, the outstanding principal balance on this line of credit was $348,000.

The revolving line of credit for equipment purchases in the nominal amount of $2,200,000 was established in April 2000, has a maturity date of April 2005, requires monthly payments of interest only through March 2001, and thereafter amortizes in 48 equal monthly payments of principal plus accrued interest computed at the prime interest rate (4.75% at March 31, 2002). At March 31, 2002, the outstanding principal balance on the equipment line of credit was $1,655,000.

The assets of Matrix are collateral for the two outstanding lines of credit. Under the credit facilities, Matrix is required to meet two covenants, which were in compliance at March 31, 2002.

In addition to Matrix' lines of credit totaling $2,003,000, other borrowings are comprised of various capitalized leases and other installment debt owed by the various subsidiaries of the Corporation in the amount of $790,000 at March 31, 2002.

6.       INCOME TAXES

For the quarter ended March 31, 2002, the tax benefit includes a $333,000 benefit related to the carryback of a net operating loss incurred by Matrix in 2001. This benefit arose upon enactment of the Job Creation and Worker Assistance Act of 2002 on March 9, 2002.

On April 12, 2002, the Corporation received a report from the Internal Revenue Service ("IRS") proposing an increase in tax for the 1998 tax year of $2,872,075. The Corporation believes it has paid the proper amount of tax and intends to vigorously appeal the proposed adjustments by the IRS. While there can be no assurances as to the ultimate outcome of such appeal, management believes that they have sufficient reserves established to cover any tax and related interest that may result from final resolution of the proposed changes.

7.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                   Three months ended       Three months ended
                                                                                      March 31, 2002           March 31, 2001
                                                                                ----------------------    --------------------
     Supplemental schedule of cash flow information:

     Interest paid                                                                         $   41,000             $     94,000
                                                                                ==============================================
     Income taxes paid                                                                     $   32,000             $     22,000
                                                                                ==============================================

     Supplemental schedule of non-cash investing and financing activities:

     Issuance of Note Receivable on the sale of
       real estate acquired through foreclosure                                             $  675,000             $    --
                                                                                ==============================================

     Unrealized gains (losses) on
       securities available-for-sale                                                       $   32,000             $    (17,000)
                                                                                ==============================================


8.   SEGMENT INFORMATION

     Revenues, gross profit and other financial data for continuing operations of the Corporation's industry segments for the quarters ended March 31, 2002 and 2001 are set forth below. All revenues are earned in the United States of America (dollars in thousands).

                                                  ---------------------------------------------------------------
                                                   Point-of-                                             Total
                                                   purchase     Equipment      Group     Finance and   Reportable
                                                  display and   rental and   purchasing     secured      Segment
                                                   packaging      sales       Services      lending      Totals
                                                  ---------------------------------------------------------------
   2002
   ----
   Revenues                                         $  2,915     $  1,693      $   309     $     83    $   5,000
   Gross profit                                          877          605          309           83        1,874
   Selling, general and administrative                 1,528          738          315          575        3,156
   Depreciation, amortization, accretion, net (1)         50           18           37            2          107
   Interest expense                                       12           27            2            -           41
   Income (loss) before income taxes  (2)               (713)        (178)         (45)        (494)      (1,430)
   Capital expenditures                                  610          120            -            -          730
   Total assets                                        9,847        4,437          877       30,923       46,084


   2001
   ----
   Revenues                                         $  2,955     $  2,429      $   370     $    843    $   6,597
   Gross profit                                        1,159          844          370          843        3,216
   Selling, general and administrative                   734          727          385          578        2,424
   Depreciation, amortization, accretion, net (1)        112           57           41           15          225
   Interest expense                                       14           77            3            -           94
   Income (loss) before income taxes  (2)                299          (17)         (59)         250          473
   Capital expenditures                                   21          336            -            -          357
   Total assets                                        9,058       10,005        1,567       31,635       52,265

    (1) Excludes depreciation and amortization charges to cost of sales. Equipment rental and sales depreciation included in cost of sales was $275,000 and $294,000 for the quarters ended March 31, 2002 and March 31, 2001, respectively. Point-of-purchase display and packaging depreciation included in cost of sales was $19,000 and $9,000 for the quarters ended March 31, 2002 and March 31, 2001, respectively.

    (2) Income (loss) before taxes represents income before taxes and minority interests.


9.  NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with SFAS No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. Diluted earnings per common share exclude incremental shares related to employee stock options due to their antidilutive effect for the current quarter ended March 31, 2002.

10.      SUBSEQUENT EVENTS

On April 16, 2002, the Corporation repurchased 1,372,748 shares of its common stock from Gibralt Capital Corporation, an entity controlled by Samuel Belzberg, and 100,000 shares from MDB Capital, an entity controlled by Samuel Belzberg's adult son, for a price of $2.80 per share or $4,123,694 in cash.

On April 17, 2002, the Corporation offered to purchase for cash any and all outstanding shares of its common stock, $1 par value, for $2.80 per share, net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in the offer to purchase. This tender offer is due to expire on May 17, 2002, unless extended or withdrawn prior to that date.

The Corporation has 6,651,859 shares of common stock outstanding after the repurchase described above, of which approximately 61.8% currently are owned by William Belzberg, chairman of the board of directors and chief executive officer of the Corporation; Hyman Belzberg, a director of the Corporation; and Keenan Behrle, a director and executive vice president of the Corporation. The Corporation has been advised by William Belzberg, Hyman Belzberg and Keenan Behrle that they do not intend to tender any of their shares pursuant to the offer.

On April 22, 2002, the Corporation was notified of a complaint filed against it and each member of the Corporation's board of directors in the Delaware Court of Chancery for New Castle County, by a stockholder of the Corporation. The lawsuit was filed in response to the Corporation's tender offer to purchase any and all outstanding shares of its common stock at a price of $2.80 per share.

The plaintiff brought this action individually and as a purported class action on behalf of all stockholders of the Corporation. The complaint alleges that the Corporation and the members of the Corporation's board of directors have breached their fiduciary duties to the Corporation's stockholders. The complaint seeks, among other things, preliminary and permanent injunctive relief prohibiting the Corporation from proceeding and implementing the tender offer, and if the tender offer is completed, an order rescinding the tender offer and awarding damages to the purported class. The Corporation and the other defendants believe that the allegations raised in the complaint are without merit and intend to vigorously defend against them. On May 8, 2002, the Delaware Court of Chancery denied the motion for expedited proceedings filed by the plaintiff and refused to schedule a hearing on the plaintiff's motion for a preliminary injunction, which sought to enjoin the Company's tender offer.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

         This report contains forward-looking statements regarding various aspects of the Corporation's business and affairs. The words "expect," "estimate," "believe" and similar expressions and variations are intended to identify forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. The actual results could differ materially from those discussed in the forward-looking statements. Statements about future earnings and revenues and the adequacy of cash resources for future needs are uncertain because of the unpredictability of future events affecting such statements. Statements about the adequacy of real estate collateral involve predictions as to what a buyer will be willing to pay for the property in the future, which cannot be known with certainty. Readers are cautioned not to put undue reliance on such forward-looking statements. The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2002 and 2001
--------------------------------------------------

Revenues

         Our revenues decreased by $1,597,000 or 24% from $6,597,000 for the quarter ended March 31, 2001 to $5,000,000 for the quarter ended March 31, 2002. Revenues were lower in all business segments as follows:

     .   Sales to packaging customers decreased by $40,000.
     .   Equipment rental and sales revenues decreased by $736,000.
     .   Group purchasing revenues decreased by $61,000.
     .   Finance and secured lending revenues decreased by $760,000.

         Revenues reported under "Sales to packaging customers" in the Consolidated Statements of Operations, reflecting the operations of One Source, decreased 1% compared to the first quarter of the prior year, due to lower clamshell revenues, offset by increases in point-of-purchase and premium and fulfillment revenues. The increased revenues from the point-of-purchase and premium and fulfillment product lines were largely the result of business expansion initiatives resulting from the hiring of certain employees and the purchase of certain assets from a permanent point-of-purchase display and fulfillment business in January 2002.

         Revenues reported under "Equipment rental and sales" in the Consolidated Statements of Operations, reflecting the operations of Matrix, decreased 30% compared to the first quarter of the prior year, reflecting a proportionate decline in both equipment rentals and product sales, due in large measure to increased competition and the general economic slowdown in business including conventions, trade shows and other events.

         "Group purchasing revenues" includes the operations of Westland and Physician Advantage. Revenues of Westland represented by gross sales less cost of sales, reported on a net basis, were $142,000 in 2002 compared to $237,000 in 2001. The 40% decline resulted from the loss of the company's largest vendor in September 2001.

         Revenues of Physician Advantage were $167,000 in 2002 compared to $133,000 in 2001. The 26% increase resulted from increased commissions earned from third party distributors on increased sales to physicians.

         Finance and secured lending revenues experienced a net decline of $760,000 compared to the first quarter of 2001 due mainly to the following:

     . During the quarter ended March 31, 2002, we recorded unrealized losses on limited partnerships that invest in securities of $115,000 compared to unrealized gains on limited partnerships that invest in securities of $267,000 in the quarter ended March 31, 2001. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting.
     . We received $154,000 in legal settlement revenues in the quarter ended March 31, 2001 and received no such revenues in the quarter ended March 31, 2002.
     . Interest on securities available-for-sale and money market funds declined from $308,000 during the quarter ended March 31, 2001 to $112,000 for the quarter ended March 31, 2002, due principally to the lower interest rate environment.
     . We recorded gains of $65,000 from derivative instruments in the quarter ended March 31, 2002 compared to derivative instruments gains of $99,000 in the quarter ended March 31, 2001.
     . Interest on loans was $17,000 for the quarter ended March 31, 2002 as compared to $2,000 for the quarter ended March 31, 2001.

Gross Profit

         Gross profit generated by One Source was $877,000 in 2002, compared to $1,159,000 in 2001. Gross profit as a percentage of revenues decreased from 39.2% for the first quarter of 2001 to 30.1% for the current quarter, due mainly to transitional costs incurred in connection with the acquisition of certain assets and hiring of certain employees of a permanent point-of-purchase display and fulfillment business, which costs lowered the margin on the initial projects from that business.

         Gross profit generated by Matrix was $605,000 in 2002, compared to $844,000 in 2001. Gross profit as a percentage of revenues increased to 35.7% for the first quarter of 2002, from 34.7% for the first quarter of 2001, due to higher margins earned on product sales earned during the quarter ended March 31, 2002.

         Group purchasing revenues of $309,000, representing revenues of $142,000 and $167,000 generated by Westland and Physician Advantage, respectively, are net revenues earned from group purchasing activities and, as such, represent the gross profits earned by these entities.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by $732,000 from $2,424,000 for the quarter ended March 31, 2001 to $3,156,000 for the quarter ended March 31, 2002.

         Selling, general and administrative expenses for One Source were $1,528,000 for the quarter ended March 31, 2002, compared to $734,000 for the quarter ended March 31, 2001. The increase in expense is largely attributable to the increased overhead associated with the acquisition of certain assets and the hiring of certain employees of a permanent point-of-purchase display and fulfillment business in January 2002, as well as increased payroll costs attributable to additions to the management team at One Source.

         Selling, general and administrative expenses for Matrix were $738,000 for the quarter ended March 31, 2002, compared to $727,000 for the quarter ended March 31, 2001. Reductions in overhead were made in response to a lower level of business activity. However, these reductions were more than offset by increases in certain expenses including bad debts and workers' compensation insurance.

         Selling, general and administrative expenses for the group purchasing segment were $315,000 for the quarter ended March 31, 2002, compared to $385,000 for the quarter ended March 31, 2001. This reduction in expense is due to lower payroll and marketing costs during the current quarter attributable to various cost cutting initiatives.

         Selling, general and administrative expenses for the finance and secured lending segment were $575,000 for the quarter ended March 31, 2002, compared to $578,000 for the quarter ended March 31, 2001. The quarter ended March 31, 2002 reflects operating costs related to real estate acquired through foreclosure, business and consulting expenses related to the tender offer and the Internal Revenue Service tax audit, not incurred in the first quarter of 2001.

Depreciation and Amortization

         Depreciation and amortization decreased from $225,000 for the quarter ended March 31, 2001 to $107,000 for the quarter ended March 31, 2002. Beginning January 1, 2002, under SFAS No. 142, accounting for goodwill has changed from an amortization approach to an impairment-only approach. For the quarter ended March 31, 2001, amortization of goodwill represented $150,000 of the total depreciation and amortization for the quarter. The remaining difference reflects more depreciation expense in 2002 compared to 2001 due to an increased depreciable base of operating assets.

Income Tax

         An income tax benefit of $865,000 was recorded for 2002. This benefit represents a combined federal and state effective tax rate of 60%. In 2001, an income tax provision of $248,000 was recorded, representing a 52% effective tax rate. In 2002, the benefit includes a $333,000 benefit related to the carryback of a net operating loss incurred by Matrix in 2001. This benefit arose upon enactment of the Job Creation and Worker Assistance Act of 2002 on March 9, 2002. Excluding this prior period benefit, the effective tax benefit rate is 37%. In 2001, the effective rate is higher than the statutory tax rate due to permanent tax differences as a result of non-deductible costs.

Minority Interests

         The minority interests' share in the net loss for the quarter ended March 31, 2002 was $35,000, representing a share of the net loss attributable to the minority shareholder of One Source of $85,000, offset by the share of net income attributable to the minority shareholder of Matrix of $50,000.

         In the quarter ended March 31, 2001, the minority interests' share in the net income was $49,000, comprised of the share of net income attributable to the minority shareholder of One Source of $45,000 and the share of net income attributable to the minority shareholder of Matrix of $4,000.

Cumulative Effect of Accounting Change

         The adoption of SFAS No. 133 on January 1, 2001, resulted in a $317,000 cumulative effect transition adjustment to 2001 net income relating to warrants held at December 31, 2000, which qualified as derivatives. The cumulative effect transition adjustment is shown as a cumulative effect accounting change net of income taxes in the Statement of Operations for the quarter ended March 31, 2001. This appreciation of warrants held was included in other comprehensive income at December 31, 2000.

Net (Loss) Income

         During the quarter ended March 31, 2002 we incurred a net loss of $530,000, as compared to net income of $493,000 for the quarter ended March 31, 2001. Basic and diluted (loss) income per share were $(0.07) in 2002 versus $0.06 in 2001. Net Income per share in 2001 includes $0.04 in basic and diluted earnings per share from the cumulative effect of accounting change.

FINANCIAL CONDITION

Loans Receivable and Past Due Loans

         Loan originations occur as opportunities arise which management believes to be attractive after considering the proposed term including yield, duration, collateral coverage and credit-worthiness of the borrower.

         The Corporation's loans receivable were $675,000 at March 31, 2002 and $289,000 at December 31, 2001. A loan secured by real estate of $675,000 was advanced during the quarter ended March 31, 2002. During the quarter an outstanding loan of $289,000 was repaid in full.

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

Borrowings

         At March 31, 2002, $2,793,000 was owed under various debt agreements, of which $2,003,000 represents amounts owed by Matrix under two lines of credit. Under these credit facilities, Matrix is required to meet two covenants, both of which were in compliance at March 31, 2002. In addition to Matrix' lines of credit of $2,003,000, other borrowings are comprised of various capitalized leases and other installment debt owed by the various subsidiaries of the Corporation.

LIQUIDITY

         The Corporation held cash and cash equivalents of $8,376,000 and U.S. government and agency securities with a fair value of $16,349,000 at March 31, 2002, compared to cash and cash equivalents of $18,947,000 and U.S. government and agency securities with a fair value of $6,586,000 at December 31, 2001.

         The Corporation's cash and cash equivalents decreased by $10,571,000 during the quarter ended March 31, 2002. The decrease in cash and cash equivalents was due mainly to a repositioning of the investment portfolio during the quarter ended March 31, 2002. The Corporation held investments in commercial paper (a cash equivalent) in the amount of $5,996,000 at March 31, 2002.

         The Corporation's uses of cash during the quarter were $9,666,000 from the net purchase of investment securities (purchases of $26,941,000 net of proceeds from the sale and maturities of $17,275,000). Other significant uses of cash included $730,000 in purchases of property and equipment and $510,000 in seller financing repayments. Operations consumed $248,000 in cash during the quarter ended March 31, 2002. The Corporation's sources of cash during the quarter included $324,000 in proceeds from the sale of foreclosed real estate and $289,000 in notes receivable.

         On April 16, 2002, the Corporation repurchased 1,372,748 shares of its common stock from Gibralt Capital Corporation, an entity controlled by Samuel Belzberg, and 100,000 shares from MDB Capital, an entity controlled by Samuel Belzberg's adult son, for a price of $2.80 per share or $4,123,694 in cash.

         On April 17, 2002, the Corporation offered to purchase for cash any and all outstanding shares of its common stock, $1 par value, for $2.80 per share, net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in the offer to purchase. This tender offer is due to expire on May 17, 2002, unless extended or withdrawn prior to that date. The Corporation has 6,651,859 shares of common stock outstanding after the repurchase described above, of which approximately 61.8% currently are owned by William Belzberg, chairman of the board of directors and chief executive officer of the Corporation; Hyman Belzberg, a director of the Corporation; and Keenan Behrle, a director and executive vice president of the Corporation. The Corporation has been advised by William Belzberg, Hyman Belzberg and Keenan Behrle that they do not intend to tender any of their shares pursuant to the offer. If all remaining shareholders tender their shares, this will reduce liquidity by approximately $7,500,000 inclusive of tender offer expenses.

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

Contractual Obligations

         There have been no significant increases in the Corporation's contractual obligations as of March 31, 2002 from those disclosed in Item 7 of the Corporation's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

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

         The Corporation is subject to interest rate risk on its marketable securities portfolio and loans receivable. The marketable securities portfolio matures in less than one year. The loan receivable portfolio is comprised of a short-term fixed rate loan. The Corporation is subject to equity price risk on its investments in limited partnerships that invest in securities. At March 31, 2002, these investments represent less than 5% of total assets.

Critical Accounting Policies

         Management's discussion and analysis of financial condition and results of operations discusses the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimated under different assumptions or conditions. Management's beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

Recently Issued Accounting Standards

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143 ("SFAS No. 143"), Accounting for Asset Retirement Obligations, was issued by the Financial Accounting

Standards Board ("FASB") in August 2001. SFAS No. 143 establishes financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Corporation is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position or results of operations.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, was issued by the FASB in October 2001. SFAS No. 144 addresses the recognition of impairment losses on long-lived assets to be held and used or to be disposed of by sale. This statement supersedes certain sections of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Corporation has determined that this statement will have no impact on its consolidated financial position or results of operations.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
         -----------------------------------------------------------

The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations (Part 1, Item 2).


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

Dated:  May 15, 2002                   WESTMINSTER CAPITAL, INC.
                                       (Registrant)

                                       By /s/ William Belzberg
                                          ---------------------
                                        William Belzberg
                                        Chairman of the Board of
                                        Directors and Chief
                                        Executive Officer

                                       By /s/ Rui Guimarais
                                          -----------------
                                        Rui Guimarais
                                        Chief Financial Officer