Form 10-Q
period 2002-06-30
WESTMINSTER CAPITAL INC
filed 2002-08-14
CIK 34489

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [_] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,058,429

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
JUNE 30, 2002 AND DECEMBER 31, 2001 (UNAUDITED)

ASSETS                                                                       June 30, 2002                     December 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                   $  6,671,000                          $ 18,947,000
Securities available-for-sale, at fair value                                   9,769,000                             6,586,000
Accounts receivable, net of reserve
   of $336,000 in 2002  and $324,000 in 2001                                   5,194,000                             3,535,000
Loans receivable, net                                                            675,000                               289,000
Investment in limited partnerships
   that invest in securities                                                     616,000                             2,046,000
Other investments                                                                     --                               150,000
Accrued interest receivable                                                       51,000                               131,000
Inventories                                                                    1,026,000                               138,000
Property and equipment, net                                                    4,688,000                             4,479,000
Real estate acquired through foreclosure                                       3,677,000                             4,929,000
Goodwill, net                                                                  5,529,000                             5,529,000
Other assets                                                                     661,000                               602,000
                                                                -----------------------------------------------------------------
Total assets                                                                $ 38,557,000                          $ 47,361,000
                                                                =================================================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES:

Accounts payable                                                               3,038,000                             1,667,000
Accrued expenses                                                               3,195,000                             1,893,000
Due to sellers                                                                        --                               510,000
Other borrowings                                                               2,228,000                             2,823,000
Income taxes                                                                   1,387,000                             1,863,000
Minority interests                                                               833,000                               834,000
                                                                -----------------------------------------------------------------
Total liabilities                                                             10,681,000                             9,590,000
                                                                -----------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares authorized,
   5,059,000 and 8,125,000 shares issued and outstanding
    at June 30, 2002 and December 31, 2001, respectively                       5,059,000                             8,125,000
Capital in excess of par value                                                50,705,000                            56,223,000
Accumulated deficit                                                          (27,884,000)                          (26,566,000)
Accumulated other comprehensive loss                                              (4,000)                              (11,000)
                                                                -----------------------------------------------------------------
Total shareholders' equity                                                    27,876,000                            37,771,000
                                                                -----------------------------------------------------------------
Total liabilities and shareholders' equity                                  $ 38,557,000                          $ 47,361,000
                                                                =================================================================

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Six months          Six months       Three months       Three months
                                                             ended               ended              ended             ended
                                                         June 30, 2002        June 30, 2001     June 30, 2002     June 30, 2001
                                                         -------------        -------------     -------------     -------------
REVENUES:
---------
Sales to packaging customers                              $ 8,228,000         $ 7,228,000        $5,313,000         $4,273,000
Equipment rental and sales                                  3,292,000           4,717,000         1,599,000          2,288,000
Group purchasing revenues                                     632,000             795,000           323,000            425,000
Finance and secured lending                                    17,000           1,113,000           (66,000)           270,000
                                                    ---------------------------------------------------------------------------
Total revenues                                             12,169,000          13,853,000         7,169,000          7,256,000
                                                    ---------------------------------------------------------------------------

COSTS AND EXPENSES:
-------------------
Cost of sales - packaging                                   5,424,000           4,434,000         3,386,000          2,638,000
Cost of sales - equipment rental and sales                  2,167,000           2,817,000         1,079,000          1,232,000
Selling, general and administrative                         6,555,000           5,077,000         3,382,000          2,701,000
Depreciation and amortization                                 272,000             474,000           182,000            202,000
Interest expense                                               70,000             172,000            29,000             77,000
                                                    ---------------------------------------------------------------------------
Total expenses                                             14,488,000          12,974,000         8,058,000          6,850,000
                                                    ---------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME
 TAXES & MINORITY INTERESTS                                (2,319,000)            879,000          (889,000)           406,000

INCOME TAX BENEFIT (PROVISION)                              1,000,000            (464,000)          135,000            (216,000)

MINORITY INTERESTS                                              1,000            (139,000)          (34,000)            (90,000)
                                                    ---------------------------------------------------------------------------

(LOSS) INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE                               (1,318,000)            276,000          (788,000)           100,000

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF INCOME TAXES                                      --             317,000                --                --
                                                    ---------------------------------------------------------------------------
NET (LOSS) INCOME                                         $(1,318,000)        $   593,000        $ (788,000)        $  100,000
                                                    ---------------------------------------------------------------------------
Net (Loss) Income Per Common Share:
  Basic and Diluted:
     (Loss) Income before cumulative
      effect of accounting change                         $      (.19)        $       .03        $     (.13)        $      .01
     Cumulative effect of accounting change                        --                 .04                --                --
                                                    ---------------------------------------------------------------------------
     Net (loss) income                                    $      (.19)        $       .07        $     (.13)        $      .01
                                                    ===========================================================================
Weighted Average Shares Outstanding
              Basic                                         7,105,000           8,125,000         6,117,000          8,125,000
              Diluted                                       7,105,000           8,125,000         6,117,000          8,125,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six months ended       Six months ended
                                                                                June 30, 2002         June 30, 2001
                                                                                -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                               $ (1,318,000)          $    276,000
Cumulative effect of accounting change                                                                     (530,000)
Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
Provisions for loan losses (recoveries) and doubtful receivables, net               (144,000)               (38,000)
Loss from investment write-downs                                                     150,000                     --
Depreciation, amortization, and accretion, net                                       928,000              1,185,000
Loss on sales of securities available-for-sale                                        38,000                 17,000
Appreciation of derivative instruments                                              (133,000)              (107,000)
Disposal of rental equipment                                                          63,000                128,000
Net change in deferred income taxes                                                 (400,000)               679,000
Unrealized (losses) gains on limited partnerships that invest in
   securities                                                                        191,000               (215,000)
Gain from equity investment                                                               --                (68,000)
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                     (1,515,000)                68,000
   Decrease in accrued interest receivable                                            80,000                 21,000
   Net change in current income taxes                                                (81,000)               684,000
   Increase in other assets                                                          (98,000)                (6,000)
   Increase in inventories                                                          (888,000)               (44,000)
   Increase (decrease) in accounts payable                                         1,371,000               (423,000)
   Increase (decrease) in accrued expenses                                         1,302,000               (191,000)
   Net change in minority interests                                                   (1,000)                38,000
                                                                        ---------------------------------------------
Net cash (used in) provided by operating activities                                 (455,000)             1,474,000
                                                                        ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities                                                           (52,124,000)           (64,346,000)
Proceeds from sales and maturities of securities                                  49,049,000             65,821,000
Purchases of property and equipment                                               (1,162,000)              (816,000)
Loan originations                                                                         --               (386,000)
Proceeds from sale of limited partnership interest                                 1,239,000                     --
Principal collected on loan receivables                                              289,000                200,000
Proceeds from sale of real estate acquired on foreclosure                            577,000                     --
                                                                        ---------------------------------------------
Net cash provided by investing activities                                         (2,132,000)               473,000
                                                                        ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock                                                        (8,584,000)                    --
Seller financing repayments                                                         (510,000)              (510,000)
Installment and bank debt proceeds                                                   278,000                154,000
Repayment of installment debt and capital lease obligations                         (873,000)              (705,000)
                                                                        ---------------------------------------------
Net cash used in financing activities                                             (9,689,000)            (1,061,000)
                                                                        ---------------------------------------------
Net change in cash and cash equivalents                                          (12,276,000)               886,000
Cash and cash equivalents, beginning of period                                    18,947,000              6,227,000
                                                                        ---------------------------------------------
Cash and cash equivalents, end of period                                        $  6,671,000           $  7,113,000
                                                                        =============================================

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                       Six months                   Six months
                                                                          ended                        ended
                                                                      June 30, 2002                June 30, 2001
                                                                      -------------                -------------


Net (loss) income                                                          $(1,318,000)                    $ 593,000
                                                                --------------------------    ------------------------

Other comprehensive income (loss), net of tax:

  Unrealized gains on securities:
    Unrealized holding gains (losses) arising
       during period, net                                                       (4,000)                      (13,000)
    Less: reclassification adjustment for losses
       (gains) included in net (loss) income, net                               11,000                      (177,000)
                                                                --------------------------    ------------------------

Other comprehensive income (loss)                                                7,000                      (190,000)
                                                                --------------------------    ------------------------

Comprehensive (loss) income                                                $(1,311,000)                    $ 403,000
                                                                ==========================    ========================

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES
-------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

1.   BASIS OF PRESENTATION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In the opinion of Westminster Capital, Inc. and consolidated entities (the "Corporation"), the accompanying unaudited consolidated financial statements, prepared from the Corporation's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation's financial condition as of June 30, 2002 and December 31, 2001, and the results of operations, statements of cash flows and statements of comprehensive income for the periods ended June 30, 2002 and 2001.

The consolidated financial statements include the accounts of Westminster Capital, Inc. and its subsidiaries including a 100% interest in Westland Associates, Inc. ("Westland"), an 80% interest in One Source Industries, LLC ("One Source"), a 70% interest in Physician Advantage, LLC ("Physician Advantage") and a 74% interest in Logic Technology Group, Inc. dba Matrix Visual Solutions ("Matrix") from February 3, 2002 and a 68% interest in Matrix from acquisition on November 11, 1999 to February 2, 2002.

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

2.   SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available for sale at June 30, 2002 and December 31, 2001 are as follows (dollars in thousands):

                                                                      Gross               Gross
                                                                    unrealized         unrealized          Estimated
                                            Amortized cost            gains              losses            fair value
                                         ---------------------------------------------------------------------------------
June 30, 2002:
U.S. Treasury and Agency
   Securities                                        $9,094                  $23               $ --               $9,117
Equity and Debt Securities                              682                   --                (30)                 652
                                         ---------------------------------------------------------------------------------
        Total                                        $9,776                  $23               $(30)              $9,769
                                         =================================================================================

December 31, 2001:
U.S. Treasury and Agency
   Securities                                        $6,055                   $8               $ --               $6,063
Equity and Debt Securities                              550                   --                (27)                 523
                                         ---------------------------------------------------------------------------------
        Total                                        $6,605                   $8               $(27)              $6,586
                                         =================================================================================



Maturities of U.S. Treasury and Agency Securities were as follows at June 30, 2002 (dollars in thousands):

                                                              Amortized                        Fair
                                                                cost                          value
                                                        ----------------------         ---------------------
Due within one year                                                  $9,094                     $9,117

Due after one year through
   five years                                                            --                         --
                                                        ----------------------         ---------------------
                                                                     $9,094                     $9,117
                                                        ======================         =====================

3.   LOANS RECEIVABLE

The Corporation's loans receivable outstanding at June 30, 2002 and December 31, 2001 were comprised of the following (dollars in thousands):

                                                    June 30, 2002           December 31, 2001
                                          -------------------------     --------------------------
Loans, net of loan fees,
   secured by trust
   deeds or mortgages                                        $675                           $--
Loans secured by other
   collateral                                                  --                           289
                                          -------------------------     --------------------------
                 Total                                       $675                          $289
                                          =========================     ==========================


4.   GOODWILL

The Corporation's investments in operating businesses include purchased goodwill recorded as follows (dollars in thousands):

                                                 Accumulated      Amortization                            Net
                                 Purchased      amortization     for six months        Other          unamortized
                                 goodwill         at 1/1/02       ended 6/30/02     adjustments     cost at 6/30/02
                              ---------------------------------------------------------------------------------------
June 30, 2002
  One Source Industries            $6,335          $(806)             $--               $--              $5,529
                              ---------------------------------------------------------------------------------------
     Total                         $6,335          $(806)             $--               $--              $5,529
                              =======================================================================================

                                                 Accumulated      Amortization                            Net
                                 Purchased      amortization      for 12 months        Other          unamortized
                                 goodwill         at 1/1/01     ended 12/31/01      adjustments    cost at 12/31/01
                              ---------------------------------------------------------------------------------------
December 31, 2001
  One Source Industries           $ 6,335         $ (509)          $  (297)            $  --             $5,529
  Matrix Visual Solutions           3,411           (189)           (3,222)               --                 --
  Westland Associates                 888           (277)             (611)               --                 --
  Touch Controls                      456            (92)              (34)             (330)                --
                              ---------------------------------------------------------------------------------------
     Total                      $  11,090        $(1,067)          $(4,164)            $(330)            $5,529
                              =======================================================================================

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 141 and SFAS No. 142 relating to the treatment of purchased goodwill and other intangibles. In accordance with SFAS No. 142, accounting for goodwill has been changed from an amortization approach to an impairment-only approach. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, has ceased effective January 1, 2002.

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

Had the Corporation adopted SFAS No. 142 in the three and six-month period ended June 30, 2001, reported net income would have been increased to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                               Three months        Six months
                                                                  ended               ended
                                                              June 30, 2001       June 30, 2001
Income before cumulative effect of accounting change
           As Reported                                                $ 100               $ 276
           Pro Forma                                                    187                 450
Net income
           As Reported                                                  100                 593
           Pro Forma                                                    187                 767
Earnings per share, basic and fully diluted
           As Reported                                                 0.01                0.07
           Pro Forma                                                   0.02                0.09

5.   OTHER BORROWINGS

At June 30, 2002, other borrowings included bank credit facilities comprised of two revolving lines of credit provided to Matrix for working capital and equipment purchases, respectively. The revolving line of credit for working capital purposes is a facility of $500,000 and accrues interest at the prime rate plus 1% and matures in July 2002. At June 30, 2002, there was no amount outstanding on this line of credit.

The revolving line of credit for equipment purchases in the nominal amount of $2,200,000 was established in April 2000, has a maturity date of April 2005, requires monthly payments of interest only through March 2001, and thereafter amortizes in 48 equal monthly payments of principal plus accrued interest computed at the prime rate (4.75% at June 30, 2002). At June 30, 2002, the outstanding principal balance on the equipment line of credit was $1,419,000.

The assets of Matrix are collateral for the two outstanding lines of credit. Under the credit facilities, Matrix is required to meet two covenants, which were in compliance at June 30, 2002.

In addition to Matrix' lines of credit totaling $1,419,000, other borrowings are comprised of various capitalized leases and other installment debt owed by the various subsidiaries of the Corporation in the amount of $809,000 at June 30, 2002.

6.   INCOME TAXES

For the six months ended June 30, 2002, the tax benefit includes a $333,000 benefit related to the carryback of a net operating loss incurred by Matrix in 2001. This benefit arose upon enactment of the Job Creation and Worker Assistance Act of 2002 on March 9, 2002.

On April 12, 2002, the Corporation received a report from the Internal Revenue Service ("IRS") proposing an increase in tax for the 1998 tax year of $2,872,075. The Corporation believes it has paid the proper amount of tax and has therefore filed an appeal of this finding with the IRS. However, there can be no assurances as to the ultimate outcome of such appeal, which could result in future tax payments relating to prior periods of approximately $4 million, inclusive of estimated interest that would apply. Management believes that they have sufficient reserves established to cover any tax and related interest that may result from final resolution of the proposed changes.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      Six months ended           Six months ended
                                                                         June 30, 2002             June 30, 2001
                                                                   --------------------------------------------------
Supplemental schedule of cash flow information:

Interest paid                                                                 $ 70,000                  $172,000
                                                                   ==================================================
Income taxes paid                                                             $ 44,000                  $ 54,000
                                                                   ==================================================

Supplemental schedule of non-cash investing and financing activities:

Issuance of Note Receivables on the sale of
  real estate acquired through foreclosure                                    $675,000                 $      --

                                                                   ==================================================

Unrealized gains (losses) on
  securities available-for-sale                                               $ 12,000                 $ (21,000)
                                                                   ==================================================

8.   SEGMENT INFORMATION

Revenues, gross profit and other financial data from operations of the Corporation's industry segments for the three and six months ended June 30, 2002 and 2001 are set forth below. All revenues are earned in the United States of America (dollars in thousands).

                                                  ------------------------------------------------------------------
                                                   Point-of-                                Finance
                                                   purchase     Equipment      Group          and       Reportable
                                                  display and  rentals and   purchasing     secured      segment
                                                   packaging      sales       services    lending (3)     totals
                                                  ------------------------------------------------------------------
Six months ended June 30
------------------------
2002
----
Revenues                                             $ 8,228        $3,292       $  632       $    17      $12,169
Gross profit                                           2,804         1,125          632            17        4,578
Selling, general and administrative (4)                2,868         1,387          598         1,702        6,555
Depreciation, amortization, accretion, net (1)           104            37          127             4          272
Interest expense                                          18            49            3            --           70
Income (loss) before income taxes  (2)                  (186)         (348)         (96)       (1,689)      (2,319)
Capital expenditures                                     904           258           --            --        1,162
Total assets                                          12,384         4,100          721        21,352       38,557

2001
----
Revenues                                             $ 7,228        $4,717       $  795       $ 1,113      $13,853
Gross profit                                           2,794         1,900          795         1,113        6,602
Selling, general and administrative                    1,646         1,625          764         1,042        5,077
Depreciation, amortization, accretion, net (1)           220           145           78            31          474
Interest expense                                          27           137            8            --          172
Income (loss) before income taxes  (2)                   901            (7)         (55)           40          879
Capital expenditures                                     215           599           --             2          816
Total assets                                           9,506         9,603        1,577        31,523       52,209

Three months ended June 30
--------------------------
2002
----
Revenues                                             $ 5,313        $1,599       $  323       $   (66)     $ 7,169
Gross profit                                           1,927           520          323           (66)       2,704
Selling, general and administrative (4)                1,341           648          266         1,127        3,382
Depreciation, amortization, accretion, net (1)            54            19          107             2          182
Interest expense                                           6            22            1            --           29
Income (loss) before income taxes  (2)                   526          (169)         (51)       (1,195)        (889)
Capital expenditures                                     294           138           --            --          432
Total assets                                          12,384         4,100          721        21,352       38,557


2001
----
Revenue                                              $ 4,273         2,288       $  425       $   270      $ 7,256
Gross profit                                           1,635         1,056          425           270        3,386
Selling, general and administrative                      914           944          379           464        2,701
Depreciation, amortization, accretion, net (1)           108            41           37            16          202
Interest expense                                          12            60            5            --           77
Income (loss) before income taxes  (2)                   601            11            4          (210)         406
Capital expenditures                                     194           263           --             2          459
Total assets                                           9,506         9,603        1,577        31,523       52,209

------------------------------
(1)  Excludes depreciation and amortization charges to cost of sales.
(2) Income (loss) before taxes represents income before taxes and minority interests.
(3)  Finance & secured lending includes corporate activities.
(4) Includes tender offer expenses of $642,000 and $620,000 for the six-months and three months ended June 30, 2002 - see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

9.   NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with SFAS No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. Diluted earnings per common share exclude incremental shares related to employee stock options due to their antidilutive effect for the current quarter and six months ended June 30, 2002.

10.  REPURCHASE OF COMMON STOCK

On April 16, 2002, the Corporation repurchased 1,372,748 shares of its common stock, $1 par value, from Gibralt Capital Corporation, an entity controlled by Samuel Belzberg, and 100,000 shares from MDB Capital, an entity controlled by Samuel Belzberg's adult son, for a price of $2.80 per share or $4,123,694.

On April 18, 2002, the Corporation offered to purchase for cash any and all outstanding shares of its common stock, $1 par value, for $2.80 per share, net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in the offer to purchase. This tender offer resulted in the repurchase of 1,593,430 shares for an aggregate consideration of $4,461,604 during May and June 2002.

The Corporation has 5,058,429 shares of common stock outstanding after the various stock repurchases described above, of which approximately 3,970,644 or 78.5% currently are owned by William Belzberg, chairman of the board of directors and chief executive officer of the Corporation; Hyman Belzberg, a director of the Corporation; and Keenan Behrle, a director and executive vice president of the Corporation. William Belzberg, Hyman Belzberg and Keenan Behrle did not tender any of their shares pursuant to the offer.

On April 22, 2002, the Corporation was notified of a complaint filed against it and each member of the Corporation's board of directors in the Delaware Court of Chancery for New Castle County, by a stockholder of the Corporation. The lawsuit was filed in response to the Corporation's tender offer to purchase any and all outstanding shares of its common stock at a price of $2.80 per share. The plaintiff brought this action individually and as a purported class action on behalf of all stockholders of the Corporation. The complaint, as subsequently amended, alleges that the Corporation and the members of the Corporation's board of directors have breached their fiduciary duties to the Corporation's stockholders. Specifically the complaint alleges (a) Westminster shareholders were being denied the opportunity to make a fully informed judgment on a major corporate transaction in which they had to select among their options to hold or tender their stock; (b) the tender offer was structured in such a way that it was coercive and (c) the tender offer benefited the fiduciaries at the expense of Westminster's public shareholders.

The complaint sought, among other things, preliminary and permanent injunctive relief prohibiting the Corporation from proceeding and implementing the tender offer and, if the tender offer was completed, an order rescinding the tender offer and awarding damages to the purported class. On May 8, 2002, the Delaware Court of Chancery denied the motion for expedited proceedings filed by the plaintiff and refused to schedule a hearing on the plaintiff's motion for a preliminary injunction, which sought to enjoin the Company's tender offer The litigation is still pending.

The Corporation and the other defendants believe that the allegations raised in the complaint are without merit and intend to vigorously defend against them.

11.  CONTRACT TERMINATION

On June 14, 2002, Physician Advantage received notice from Broadlane, a subsidiary of Tenet Healthcare, Inc., of its election not to renew the contract due to expire September 29, 2002, pursuant to which Physician Advantage provides customer management services for Tenet's program for medical and surgical supply sales to physicians. Revenues generated under the contract represent substantially all of Physician Advantage's revenues. Physician Advantage believes the terms of the contract provide for continuing payment to it of fees derived from purchases made by physicians in the program prior to the September 2002 expiration of the contract. Tenet has advised Physician Advantage that it disputes this interpretation of the contract. Business activities of Physician Advantage after September 2002 will depend on the favorable resolution of this dispute.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

     This report contains forward-looking statements regarding various aspects of the Corporation's business and affairs, including statements about the future cash needs of the Corporation. The words "expect," "estimate," "believe" and similar expressions and variations are intended to identify forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. The actual results could differ materially from those discussed in the forward-looking statements. Statements about future earnings and revenues and the adequacy of cash resources for future needs are uncertain because of the unpredictability of future events affecting such statements. Readers are cautioned not to put undue reliance on such forward-looking statements. The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2002 and 2001
-------------------------------------------------

Revenues

     Our revenues decreased by $87,000 or 1% from $7,256,000 for the quarter ended June 30, 2001 to $7,169,000 for the quarter ended June 30, 2002. Revenues from Point of Purchase, Display and Packaging identified as "Sales to packaging customers" increased by $1,040,000 over the corresponding prior year quarter, otherwise revenues were lower in all other business segments as follows:

     .    Equipment rental and sales revenues decreased by $689,000.
     .    Group purchasing revenues decreased by $102,000.
     .    Finance and secured lending revenues decreased by $336,000.

     Revenues reported under "Sales to packaging customers" in the Consolidated Statements of Operations, reflecting the operations of One Source, increased 24% during the quarter ended June 30, 2002, compared to the second quarter of the prior year. This increase is due to increases in point-of-purchase and premium and fulfillment revenues, offset by lower clamshell packaging revenues. The increased revenues from the point-of-purchase and premium and fulfillment product lines were largely the result of business expansion initiatives resulting from the hiring of certain employees and the purchase of certain assets from a permanent point-of-purchase display and fulfillment business in January 2002. The lower clamshell revenues reflect a slowdown in orders from its key customers related to lower retail demand.

     Revenues reported under "Equipment rental and sales" in the Consolidated Statements of Operations, representing the operations of Matrix, decreased 30% during the quarter ended June 30, 2002, compared to the second quarter of the prior year. This decrease reflects a proportionate decline in equipment rentals and product sales, due in large measure to increased competition and the general economic slowdown in business including conventions, trade shows and other events.

     "Group purchasing revenues" includes the operations of Westland and Physician Advantage. Revenues of Westland represented by gross sales less cost of sales, reported on a net basis, were $139,000 in 2002 compared to $250,000 in 2001. The 44% decline resulted from the loss of Westland's largest vendor in September 2001.

     Revenues of Physician Advantage were $184,000 in 2002 compared to $175,000 in 2001. The 5% increase resulted from increased commissions earned from third party distributors on increased sales to physicians. On June 14, 2002, Physician Advantage received notice from Broadlane, a subsidiary of Tenet Healthcare, Inc., of its election not to renew the contract due to expire September 29, 2002, pursuant to which Physician Advantage provides customer management services for Tenet's program for medical and surgical supply sales to physicians. Revenues generated under the contract represent substantially all of Physician Advantage's revenues. Physician Advantage believes the terms of the contract provide for continuing payment to it of fees derived from purchases made by physicians in the program prior to the September 2002 expiration of the contract. Tenet has advised Physician Advantage that it disputes this interpretation of the contract. Business activities of Physician Advantage after September 2002 will depend on the favorable resolution of this dispute.

     Finance and secured lending revenues experienced a net decline of $336,000 compared to the second quarter of 2001 due mainly to the following:

     . Losses on the sale of securities-available-for-sale were $151,000 during the quarter ended June 30, 2002, compared to losses of $16,000 during the quarter ended June 30, 2001. The current quarter includes a permanent impairment write-down of $150,000 on an equity investment, with no such write-down in the quarter ended June 30, 2001.
     . Interest on securities available-for-sale and money market funds declined from $258,000 during the quarter ended June 30, 2001 to $74,000 for the quarter ended June 30, 2002 due to significantly lower average invested funds and due to the lower interest rate environment. The lower average invested funds resulted from more than $9 million being used to repurchase shares of common stock during the quarter.
     . During the quarter ended June 30, 2002, we recorded unrealized losses on limited partnerships that invest in securities of $76,000 compared to unrealized losses of $51,000 in the quarter ended June 30, 2001. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting.
     . We earned $60,000 from an equity investment during the quarter ended June 30, 2001. We did not own this equity investment during the quarter ended June 30, 2002.
     . We recorded gains of $68,000 from derivative instruments in the quarter ended June 30, 2002 compared to derivative instruments gains of $8,000 in the quarter ended June 30, 2001.
     . Interest on loans was $15,000 for the quarter ended June 30, 2002 as compared to $8,000 for the quarter ended June 30, 2001.

Gross Profit

     Gross profit generated by One Source was $1,927,000 in 2002, compared to $1,635,000 in 2001. Gross profit as a percentage of revenues decreased from 38.3% for the quarter ended June 30, 2001 to 36.3% for the current quarter ended June 30, 2002. This decline was mainly due to transitional costs incurred in connection with the acquisition of certain assets and hiring of certain employees of a permanent point-of-purchase display and fulfillment business, which costs lowered the margin on the initial projects from that business. Gross profit was also lower on the clamshell business due to the lower volume of revenues available to absorb fixed overhead costs included in cost of sales.

     Gross profit generated by Matrix was $520,000 in 2002, compared to $1,056,000 in 2001. Gross profit as a percentage of revenues decreased to 32.5% for the second quarter ended June 30, 2002, from 46.2% for the second quarter of 2001. This decline was due to higher margins earned on product sales during the quarter ended June 30, 2001 and due to the lower volume of revenues available to absorb fixed overhead costs included in cost of sales, most notably depreciation. Depreciation charged to cost of sales was $280,000 in 2002, compared to $311,000 in 2001.

     Group purchasing revenues of $323,000, representing revenues of $139,000 and $184,000 generated by Westland and Physician Advantage, respectively, are net revenues earned from group purchasing activities and, as such, represent the gross profits earned by these entities.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $681,000 from $2,701,000 for the quarter ended June 30, 2001 to $3,382,000 for the quarter ended June 30, 2002.

     Selling, general and administrative expenses for One Source were $1,341,000 for the quarter ended June 30, 2002, compared to $914,000 for the quarter ended June 30, 2001. The increase in expense is largely attributable to the increased overhead associated with the acquisition of certain assets and the hiring of certain employees of a permanent point-of-purchase display and fulfillment business in January 2002, as well as increased payroll costs attributable to additions to senior management of One Source.

     Selling, general and administrative expenses for Matrix were $648,000 for the quarter ended June 30, 2002, compared to $944,000 for the quarter ended June 30, 2001. Reductions in overhead were made in response to a lower level of business activity.

     Selling, general and administrative expenses for the group-purchasing segment were $266,000 for the quarter ended June 30, 2002, compared to $379,000 for the quarter ended June 30, 2001. This reduction in expense is due to lower payroll and marketing costs during the current quarter attributable to various cost cutting initiatives.

     Selling, general and administrative expenses for the finance and secured lending segment were $1,127,000 for the quarter ended June 30, 2002, compared to $464,000 for the quarter ended June 30, 2001. Professional fees and expenses of $620,000 related to the Corporation's tender offer completed during the quarter ended June 30, 2002, account for the majority of the increase in expense.

Depreciation and Amortization

     Depreciation and amortization decreased from $202,000 for the quarter ended June 30, 2001 to $182,000 for the quarter ended June 30, 2002. Beginning January 1, 2002, under SFAS

No. 142, accounting for goodwill has changed from an amortization approach to an impairment-only approach. For the quarter ended June 30, 2001, amortization of goodwill represented $150,000 of the total depreciation and amortization. The remaining difference reflects more depreciation expense in 2002 compared to 2001 due to an increased depreciable base of operating assets.

Income Tax

     An income tax benefit of $135,000 was recorded for 2002. This benefit represents a combined federal and state effective tax rate of 15.2%. In 2001, an income tax provision of $216,000 was recorded, representing a 53.2% effective tax rate. In 2002, the effective rate of benefit is lower than the statutory rate due to permanent tax differences as a result of non-deductible tender offer expenses. In 2001, the effective rate is higher than the statutory tax rate due to permanent tax differences as a result of non-deductible costs.

Minority Interests

     The minority interests' share in the net loss for the quarter ended June 30, 2002 represents the share in net income and losses attributable to minority shareholders of $34,000, representing a share of the net income attributable to the minority shareholder of One Source of $63,000, offset by the share of net loss attributable to the minority shareholder of Matrix of $29,000.

     In the quarter ended June 30, 2001, the minority interests' share in the net income was $90,000, comprised of the share of net income attributable to the minority shareholder of One Source of $80,000 and the share of net income attributable to the minority shareholder of Matrix of $10,000.

Net (Loss) Income

     During the quarter ended June 30, 2002, we incurred a net loss of $788,000, as compared to net income of $100,000 for the quarter ended June 30, 2001. Basic and diluted (loss) income per share were $(0.13) in 2002 versus $0.01 in 2001.

For the Six Months Ended June 30, 2002 and 2001
-----------------------------------------------

Revenues

     Our revenues decreased by $1,684,000 or 14% from $13,853,000 for the six months ended June 30, 2001 to $12,169,000 for the six months ended June 30, 2002. Revenues from Point of Purchase, Display and Packaging identified as "Sales to packaging customers" increased by $1,000,000 over the corresponding prior year six month period, otherwise revenues were lower in all other business segments as follows:

     .    Equipment rental and sales revenues decreased by $1,425,000.
     .    Group purchasing revenues decreased by $163,000.
     .    Finance and secured lending revenues decreased by $1,096,000.

     Revenues reported under "Sales to packaging customers" in the Consolidated Statements of Operations, representing the operations of One Source, increased 13.8% compared to the corresponding prior year six-month period. This increase is due to increases in point-of-purchase and premium and fulfillment revenues, offset by lower clamshell packaging revenues. The increased revenues from the point-of-purchase and premium and fulfillment product lines were largely the result of business expansion initiatives resulting from the hiring of certain employees and the purchase of certain assets from a permanent point-of-purchase display and fulfillment business in January 2002. The lower clamshell revenues reflect a slowdown in orders from its key customers related to lower retail demand.

     Revenues reported under "Equipment rental and sales" in the Consolidated Statements of Operations, reflecting the operations of Matrix, decreased 30% compared to the first six months of the prior year. This decrease reflects a proportionate decline in equipment rentals and product sales, due in large measure to increased competition and the general economic slowdown in business including conventions, trade shows and other events.

     "Group purchasing revenues" includes the operations of Westland and Physician Advantage. Revenues of Westland represented by gross sales less cost of sales, reported on a net basis, were $281,000 in 2002 compared to $487,000 in 2001. The 42% decline resulted from the loss of Westland's largest vendor in September 2001.

     Revenues of Physician Advantage were $351,000 in 2002 compared to $308,000 in 2001. The 14% increase resulted from increased commissions earned from third party distributors on increased sales to physicians. On June 14, 2002, Physician Advantage received notice from Broadlane, a subsidiary of Tenet Healthcare, Inc., of its election not to renew the contract due to expire September 29, 2002, pursuant to which Physician Advantage provides customer management services for Tenet's program for medical and surgical supply sales to physicians. Revenues generated under the contract represent substantially all of Physician Advantage's revenues. Physician Advantage believes the terms of the contract provide for continuing payment to it of fees derived from purchases made by physicians in the program prior to the September 2002 expiration of the contract. Tenet has advised Physician Advantage that it disputes this interpretation of the contract. Business activities of Physician Advantage after September 2002 will depend on the favorable resolution of this dispute.

     Finance and secured lending revenues experienced a net decline of $1,096,000 compared to the six months ended June 30, 2001 due mainly to the following:

     . During the six months ended June 30, 2002, we recorded unrealized losses on limited partnerships that invest in securities of $191,000 compared to unrealized gains of $216,000 in the six months ended June 30, 2001. These limited partnerships invest in equity and debt securities and we record gains and losses on these investments based upon the equity method of accounting.
     . We received $154,000 in legal settlement revenues in the six months ended June 30, 2001 and received no such revenues in the six-months ended June 30, 2002.
     . Interest on securities available-for-sale and money market funds declined from $566,000 during the six months ended June 30, 2001 to $186,000 for the six months ended June 30, 2002 due to significantly lower average invested funds and due to the lower interest rate environment. The lower average invested funds resulted from more than $9 million being used to fund the repurchase of the common stock and the related expenses during the six months.

     . We earned $68,000 from an equity investment during the six months ended June 30, 2001. We did not own this equity investment during the current six months ended June 30, 2002.
     . Interest on loans was $32,000 for the six months ended June 30, 2002, as compared to $10,000 for the six months ended June 30, 2001.
     . We recorded gains of $133,000 from derivative instruments in the six months ended June 30, 2002 compared to derivative instruments gains of $107,000 in the six months ended June 30, 2001.

Gross Profit

     Gross profit generated by One Source was $2,804,000 in 2002, compared to $2,794,000 in 2001. Gross profit as a percentage of revenues decreased from 38.7% for the first six months of 2001 to 34.1% for the current six months ended June 30, 2002. This decline was mainly due to transitional costs incurred in connection with the acquisition of certain assets and hiring of certain employees of a permanent point-of-purchase display and fulfillment business, which costs lowered the margin on the initial projects from that business. Gross profit was also lower on the clamshell business due to the lower volume of revenues available to absorb fixed overhead costs included in cost of sales.

     Gross profit generated by Matrix was $1,125,000 in 2002, compared to $1,900,000 in 2001. Gross profit as a percentage of revenues decreased to 34.2% for the first six months of 2002, from 40.3% for the six months ended June 30, 2001. This decline was due to the lower volume of revenues available to absorb fixed overhead costs included in cost of sales, most notably depreciation. Depreciation charged to cost of sales was $555,000 in 2002, compared to $606,000 in 2001.

     Group purchasing revenues of $632,000, representing revenues of $281,000 and $351,000 generated by Westland and Physician Advantage, respectively, are net revenues earned from group purchasing activities and, as such, represent the gross profits earned by these entities.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $1,478,000 from $5,077,000 for the quarter ended June 30, 2001 to $6,555,000 for the six months ended June 30, 2002.

     Selling, general and administrative expenses for One Source were $2,868,000 for the six months ended June 30, 2002, compared to $1,646,000 for the six months ended June 30, 2001. The increase in expense is largely attributable to the increased overhead associated with the acquisition of certain assets and the hiring of certain employees of a permanent point-of-purchase display and fulfillment business in January 2002, as well as increased payroll costs attributable to additions to senior management of One Source.

     Selling, general and administrative expenses for Matrix were $1,387,000 for the six months ended June 30, 2002, compared to $1,625,000 for the six months ended June 30, 2001. The lower expenses are largely attributable to reductions in overhead made in response to a lower level of business activity.

     Selling, general and administrative expenses for the group-purchasing segment were $598,000 for the six months ended June 30, 2002, compared to $764,000 for the six months ended June 30, 2001. This reduction in expense is due to lower payroll and marketing costs during the current six months attributable to various cost cutting initiatives.

     Selling, general and administrative expenses for the finance and secured lending segment were $1,702,000 for the six months ended June 30, 2002, compared to $1,042,000 for the six months ended June 30, 2001. The six months ended June 30, 2002 reflect operating costs related to real estate acquired through foreclosure of $43,000, business and consulting expenses related to the tender offer of $642,000 and income tax audit costs of $207,000. No costs were incurred for these expense categories in the first six months of 2001. Offsetting these increases in 2002 expenses over expenses in 2001, were higher legal fees, financial advisory and consulting expenses and loan recovery expenses incurred in the six-months ended June 30, 2001.

Depreciation and Amortization

     Depreciation and amortization decreased from $474,000 for the six months ended June 30, 2001 to $272,000 for the six months ended June 30, 2002. Beginning January 1, 2002, under SFAS No. 142, accounting for goodwill has changed from an amortization approach to an impairment-only approach. For the six months ended June 30, 2001, amortization of goodwill represented $300,000 of the total depreciation and amortization. The remaining difference reflects more depreciation expense in 2002 compared to 2001 due to an increased depreciable base of operating assets.

Income Tax

     An income tax benefit of $1,000,000 was recorded for 2002. This benefit represents a combined federal and state effective tax rate of 43.1%. In 2001, an income tax provision of $464,000 was recorded, representing a 52.8% effective tax rate. In 2002, the benefit includes a $333,000 benefit related to the carryback of a net operating loss incurred by Matrix in 2001. This benefit arose upon enactment of the Job Creation and Worker Assistance Act of 2002 on March 9, 2002. Excluding this prior period benefit, the effective tax benefit rate is 29.3%. In 2002, the effective benefit rate is lower than the statutory rate due to permanent tax differences as a result of non-deductible tender offer expenses. In 2001, the effective tax rate is higher than the statutory tax rate due to permanent tax differences as a result of non-deductible costs.

Minority Interests

     The minority interests' share in the net loss for the six months ended June 30, 2002 was $1,000, representing a share of the net loss attributable to the minority shareholder of One Source of $22,000, offset by the share of net income attributable to the minority shareholder of Matrix of $21,000.

     In the six months ended June 30, 2001, the minority interests' share in the net income was $139,000, comprised of the share of net income attributable to the minority shareholder of One Source of $125,000 and the share of net income attributable to the minority shareholder of Matrix of $14,000.

Cumulative Effect of Accounting Change

     The adoption of SFAS No. 133 on January 1, 2001 resulted in a $317,000 cumulative effect transition adjustment to 2001 net income relating to warrants held at December 31, 2000, which qualified as derivatives. The cumulative effect transition adjustment is shown as a cumulative effect accounting change net of income taxes in the Statement of Operations for the six months ended June 30, 2001. This appreciation of warrants held was included in other comprehensive income at December 31, 2000.

Net (Loss) Income

     During the six months ended June 30, 2002, we incurred a net loss of $1,318,000, as compared to net income of $593,000 for the six months ended June 30, 2001. Basic and diluted (loss) income per share were $(0.19) in 2002 versus $0.07 in 2001. Net Income per share in 2001 includes $0.04 in basic and diluted earnings per share from the cumulative effect of accounting change.

FINANCIAL CONDITION

Loans Receivable and Past Due Loans

     Loan originations occur as opportunities arise which management believes to be attractive after considering the proposed terms including yield, duration, collateral coverage and credit-worthiness of the borrower.

     The Corporation's loans receivable were $675,000 at June 30, 2002 and $289,000 at December 31, 2001. A loan secured by real estate of $675,000 was advanced during the six months ended June 30, 2002. During the six months an outstanding loan of $289,000 was repaid in full.

     The Corporation originates and, from time to time, purchases loans that are secured by real estate, personal property or other collateral. In connection with each loan proposal, the Corporation considers the value and quality of the real estate or other collateral available to secure the loan compared to the loan amount requested, the proposed interest rate and repayment terms and the quality of the borrower. Loan originations occur as opportunities arise which management believes to be attractive. As a result, the volume of loans originated may vary from period to period and new loan originations may not occur in every reporting period.

Borrowings

     At June 30, 2002, $2,228,000 was owed under various debt agreements, of which $1,419,000 represents amounts owed by Matrix under two lines of credit. Under these credit facilities, Matrix is required to meet two covenants, both of which were in compliance at June 30, 2002. In addition to Matrix' lines of credit of $1,419,000, other borrowings are comprised of various capitalized leases and other debt owed by the various subsidiaries of the Corporation.

LIQUIDITY

     The Corporation held cash and cash equivalents of $6,671,000 and U.S. government and agency securities with a fair value of $9,117,000 at June 30, 2002, compared to cash and cash equivalents of $18,947,000 and U.S. government and agency securities with a fair value of $6,063,000 at December 31, 2001. Cash and cash equivalents include investments in commercial paper (a cash equivalent) in the amount of $3,791,000 at June 30, 2002.

     The Corporation's uses of cash during the six months were $8,584,000 for the stock repurchases, $3,075,000 from the net purchase of investment securities (purchases of $52,124,000 net of proceeds from the sale and maturities of $49,049,000). Other significant uses of cash included $1,162,000 in purchases of property and equipment, $873,000 in debt repayments and $510,000 in seller financing repayments. Operations consumed $455,000 in cash during the six months ended June 30, 2002. The Corporation's sources of cash during the six months included $1,239,000 in proceeds from the liquidation of limited partnership interests, $577,000 in proceeds from the sale of foreclosed real estate, $289,000 in collections on notes receivable and $278,000 in borrowings.

     On April 12, 2002, the Corporation received a report from the Internal Revenue Service ("IRS") proposing an increase in tax for the 1998 tax year of $2,872,075. The Corporation believes it has paid the proper amount of tax and has therefore filed an appeal of this finding with the IRS. However, there can be no assurances as to the ultimate outcome of such appeal, which could result in future tax payments relating to prior periods of approximately $4 million, inclusive of estimated interest that would apply. While management believes that they have sufficient reserves established to cover any tax and related interest that may result from final resolution of the proposed changes, any assessment would have a negative impact on liquidity.

     On April 16, 2002, the Corporation repurchased 1,372,748 shares of its common stock, $1 par value, from Gibralt Capital Corporation, an entity controlled by Samuel Belzberg, and 100,000 shares from MDB Capital, an entity controlled by Samuel Belzberg's adult son, for a price of $2.80 per share or $4,123,694 in cash.

     On April 18, 2002, the Corporation offered to purchase for cash any and all outstanding shares of its common stock, $1 par value, for $2.80 per share, net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in the offer to purchase. This tender offer resulted in the repurchase of 1,593,430 shares for an aggregate consideration of $4,461,604 during May and June 2002.

     The Corporation has 5,058,429 shares of common stock outstanding after the various stock repurchases described above, of which approximately 3,970,644 or 78.5% currently are owned by William Belzberg, chairman of the board of directors and chief executive officer of the Corporation; Hyman Belzberg, a director of the Corporation; and Keenan Behrle, a director and executive vice president of the Corporation. William Belzberg, Hyman Belzberg and Keenan Behrle did not tender any of their shares pursuant to the offer.

     On April 22, 2002, an action was filed against the Corporation and each member of the Corporation's board of directors in the Delaware Court of Chancery for New Castle County, by a stockholder action on behalf of all stockholders of the Corporation in response to the Corporation's tender offer to purchase any and all outstanding shares of its common stock at a price of $2.80 per share. It is too early in the proceedings for management to predict the likely outcome of the suit or its possible effect on the cash reserves of the Corporation

     The Corporation intends to pursue the acquisition of one hundred percent or substantial interests in additional operating businesses. However, no assurances can be given that the Corporation will be able to identify attractive opportunities, or if it does, that it will be able to complete acquisitions on acceptable terms. As the Corporation acquires interests in other operating businesses, it intends to liquidate securities available-for-sale as may be necessary to consummate acquisitions.

     In the opinion of management, the Corporation has sufficient cash and liquid assets to fund its growth and operating plans for the foreseeable future.

Contractual Obligations

     There have been no significant increases in the Corporation's contractual obligations as of June 30, 2002 from those disclosed in Item 7 of the Corporation's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

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

     The Corporation is subject to interest rate risk on its marketable securities portfolio and loans receivable. The marketable securities portfolio matures in less than one year. The loan receivable portfolio is comprised of a short-term fixed rate loan. The Corporation is subject to equity price risk on its investments in limited partnerships that invest in securities. At June 30, 2002, these investments represent less than 2% of total assets.

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

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 145 ("SFAS No. 145"), "Rescission of FASB Statements Numbers 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections" was issued by the FASB in April , 2002. SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Corporation has determined that this statement will have no impact on its consolidated financial position or results of operations.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 146 ("SFAS No. 146"), Accounting for Costs Associated with Exit or Disposal Activities was issued by the FASB in June 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." . This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Corporation is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ----------------------------------------
        ABOUT MARKET RISKS
        ------------------

     The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in Management's Discussion and Analysis of Results of Operations and Financial Condition (Part 1, Item 2).

                            PART II-OTHER INFORMATION
                            -------------------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------

     On April 22, 2002, the Corporation was notified of a complaint filed against it and each member of the Corporation's board of directors in the Delaware Court of Chancery for New Castle County, by a stockholder of the Corporation. The lawsuit was filed in response to the Corporation's tender offer to purchase any and all outstanding shares of its common stock at a price of $2.80 per share. The plaintiff brought this action individually and as a purported class action on behalf of all stockholders of the Corporation. The complaint, as subsequently amended, alleges that the Corporation and the members of the Corporation's board of directors have breached their fiduciary duties to the Corporation's stockholders. Specifically the complaint alleges (a) Westminster shareholders were being denied the opportunity to make a fully informed judgment on a major corporate transaction in which they had to select among their options to hold or tender their stock; (b) the tender offer was structured in such a way that it was coercive and (c) the tender offer benefited the fiduciaries at the expense of Westminster's public shareholders.

     The complaint sought, among other things, preliminary and permanent injunctive relief prohibiting the Corporation from proceeding and implementing the tender offer and, if the tender offer was completed, an order rescinding the tender offer and awarding damages to the purported class. On May 8, 2002, the Delaware Court of Chancery denied the motion for expedited proceedings filed by the plaintiff and refused to schedule a hearing on the plaintiff's motion for a preliminary injunction, which sought to enjoin the Company's tender offer. The litigation is still pending.

     The Corporation and the other defendants believe that the allegations raised in the complaint are without merit and intend to vigorously defend against them.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        Exhibit 99-1 - Certification of William Belzberg, Chief Executive Officer of Westminster Capital, Inc.

        Exhibit 99-2 - Certification Of Rui Guimarais, Chief Financial Officer of Westminster Capital, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002                           WESTMINSTER CAPITAL, INC.
                                                     (Registrant)

                                                     By /s/ William Belzberg
                                                        --------------------
                                                        William Belzberg,
                                                        Chairman of the Board of
                                                        Directors and Chief
                                                        Executive Officer

                                                     By /s/ Rui Guimarais
                                                        -----------------
                                                        Rui Guimarais
                                                        Chief Financial Officer