Form 10-Q
period 2002-09-30
WESTMINSTER CAPITAL INC
filed 2002-11-14
CIK 34489

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 1-4923

WESTMINSTER CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2157201

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9665 Wilshire Boulevard, Suite M-10, Beverly Hills,	CA 90212

(Address of principal executive office)	(Zip Code)

310 278-1930

(Registrant’s Telephone Number, Including Area Code)

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

☒	Yes	☐	No

                    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

                    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  5,058,429

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 (UNAUDITED)

	September 30, 2002	December 31, 2001

ASSETS
Cash and cash equivalents	$6,575,000	$18,947,000
Securities available-for-sale, at fair value, includes restricted securities of $4,278,000 and $0 at September 30, 2002 and December 31, 2002, respectively	9,646,000	6,586,000
Accounts receivable net of reserve of $343,000 and $324,000 at September 30, 2002 and December 31, 2002, respectively	3,899,000	3,535,000
Loans receivable, net	4,100,000	289,000
Investment in limited partnerships that invest in securities	582,000	2,046,000
Other investments	0	150,000
Accrued interest receivable	72,000	131,000
Inventories	1,312,000	138,000
Property and equipment, net	4,460,000	4,479,000
Real estate acquired through foreclosure	3,677,000	4,929,000
Goodwill, net	5,529,000	5,529,000
Other assets	661,000	602,000

Total Assets	$40,513,000	$47,361,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	3,271,000	1,667,000
Accrued expenses	1,475,000	1,893,000
Due to sellers	0	510,000
Other borrowings	6,149,000	2,823,000
Income taxes	770,000	1,863,000
Minority interests	811,000	834,000

Total Liabilities	12,476,000	9,590,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value: 30,000,000 shares authorized, 5,059,000 and 8,125,000 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	5,059,000	8,125,000
Capital in excess of par value	50,704,000	56,223,000
Accumulated deficit	(27,725,000)	(26,566,000)
Accumulated other comprehensive loss	(1,000)	(11,000)

Total Shareholders’ Equity	28,037,000	37,771,000

Total Liabilities and Shareholders’ Equity	$40,513,000	$47,361,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine months ended September 30, 2002	Nine months ended September 30, 2001	Three months ended September 30, 2002	Three months ended September 30, 2001

REVENUES:
Sales to packaging customers	$12,670,000	$12,231,000	$4,442,000	$5,004,000
Equipment rental and sales	4,699,000	6,224,000	1,407,000	1,506,000
Group purchasing revenues	438,000	766,000	157,000	279,000
Finance and secured lending revenues, net	(100,000)	1,236,000	(117,000)	123,000

Total revenues	17,707,000	20,457,000	5,889,000	6,912,000

COSTS AND EXPENSES:
Cost of sales – packaging	8,135,000	7,756,000	2,711,000	3,322,000
Cost of sales – equipment rental and sales	3,252,000	4,002,000	1,085,000	1,236,000
Selling, general and administrative	8,938,000	7,824,000	2,516,000	2,970,000
Depreciation and amortization	273,000	3,726,000	110,000	3,276,000
Interest expense	111,000	241,000	41,000	69,000

Total expenses	20,709,000	23,549,000	6,463,000	10,873,000

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	(3,002,000)	(3,092,000)	(574,000)	(3,961,000)
INCOME TAX BENEFIT (PROVISION)	1,344,000	(424,000)	298,000	35,000
MINORITY INTERESTS	15,000	96,000	14,000	236,000

LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,643,000)	(3,420,000)	(262,000)	(3,690,000)
DISCONTINUED OPERATIONS
Loss from Operations	197,000	28,000	88,000	17,000
Income tax benefit (provision)	287,000	(12,000)	333,000	(10,000)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAXES	0	317,000	0	0

NET (LOSS) INCOME	$(1,159,000)	$(3,087,000)	$159,000	$(3,680,000)

Net (Loss) Income Per Common Share:
Basic and Diluted:
(Loss) Income from continuing operations before cumulative effect of accounting change	$(0.26)	$(0.42)	$(0.05)	$(0.45)
Income from discontinued operations	.08	—	.08	—
Cumulative effect of accounting change	—	.04	—	—

Net (loss) income	$(0.18)	$(0.38)	$0.03	$(0.45)

Weighted Average Shares Outstanding
Basic	6,420,000	8,125,000	5,059,000	8,125,000
Diluted	6,420,000	8,125,000	5,059,000	8,125,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30, 2002	Nine months ended September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,159,000)	$(3,404,000)
Cumulative effect of accounting change	0	(530,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provisions for loan losses (recoveries) and doubtful receivables, net	(137,000)	(35,000)
Loss from investment write-downs	150,000	90,000
Depreciation, amortization, and accretion, net	1,284,000	4,927,000
Loss on sales of securities available-for-sale	47,000	27,000
Decrease (increase) in value of derivative instruments	64,000	(87,000)
Disposal of rental equipment	203,000	68,000
Net change in deferred income taxes	(1,019,000)	642,000
Unrealized losses on limited partnerships that invest in securities	225,000	81,000
Gain from equity investment	0	(104,000)
Change in assets and liabilities:
Increase in accounts receivable	(227,000)	(559,000)
Decrease in accrued interest receivable	59,000	111,000
Net change in current income taxes	(81,000)	780,000
Increase (decrease) in other assets	(123,000)	35,000
Increase in inventories	(1,174,000)	33,000
Increase (decrease) in accounts payable	1,604,000	(2,000)
Decrease in accrued expenses	(418,000)	(171,000)
Net change in minority interests	(23,000)	(258,000)

Net cash (used in) provided by operating activities	(725,000)	1,644,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities	(70,881,000)	(104,471,000)
Proceeds from sales of maturities of securities	67,726,000	117,131,000
Purchases of property and equipment	(1,404,000)	(798,000)
Loan originations	(4,275,000)	(386,000)
Proceeds from sale of limited partnership interest	1,239,000	0
Principal collected on loan receivables	964,000	1,139,000
Proceeds from sale of real estate acquired on foreclosure	577,000	0

Net cash (used in) provided by investing activities	(6,054,000)	12,615,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(8,585,000)	0
Seller financing repayments	(510,000)	(510,000)
Installment and bank debt proceeds	4,873,000	154,000
Repayment of installment debt and capital lease obligations	(1,371,000)	(953,000)

Net cash used in financing activities	(5,593,000)	(1,309,000)

Net change in cash and cash equivalents	(12,372,000)	12,950,000
Cash and cash equivalents, beginning of period	18,947,000	6,227,000

Cash and cash equivalents, end of period	$6,575,000	$19,177,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Nine months ended September 30, 2002	Nine months ended September 30, 2001

Net loss	$(1,159,000)	$(3,087,000)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding (losses) arising during period, net	(10,000)	(16,000)
Less: reclassification adjustment for losses (gains) included in net (loss), net	20,000	(178,000)

Other comprehensive income (loss)	10,000	(194,000)

Comprehensive loss	$(1,149,000)	$(3,281,000)

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

1.     BASIS OF PRESENTATION

In the opinion of Westminster Capital, Inc. and consolidated entities (the "Corporation"), the accompanying unaudited consolidated financial statements, prepared from the Corporation’s books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation’s financial condition as of September 30, 2002 and December 31, 2001, and the results of operations, cash flows and comprehensive income for the three and nine-month periods ended September 30, 2002 and 2001.

The consolidated financial statements include the accounts of Westminster Capital, Inc. and its subsidiaries, including a 100% interest in Westland Associates, Inc. (“Westland”), an 80% interest in One Source Industries, LLC (“One Source”), a 70% interest in Physician Advantage, LLC (“Physician Advantage”) and a 74% interest in Logic Technology Group, Inc., dba Matrix Visual Solutions (“Matrix”) from February 3, 2002 and a 68% interest in Matrix from acquisition on November 11, 1999 to February 2, 2002.

In April 2002, the Corporation repurchased 2,966,178 shares of its common stock, $1 par value for an aggregate consideration of  $8,585,298 under two separate transactions – (see Note 11).

Physician Advantage ceased operations in October 2002.  At September 30, 2002, Physician Advantage was considered a discontinued operation under accounting principles generally accepted in the United States of America.  As such, the financial statements as of and for the period ended September 30, 2002 reflect the operations as a discontinued operation.  The 2001 statements of consolidated income, cash flows, and related notes to the consolidated financial statements have been restated to conform to the discontinued operations presentation - (see Note 8).

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary to present the financial position, results of operations, statements of cash flows and statements of comprehensive income in conformity with accounting principles generally accepted in the United States of America.  The material set forth below under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent report on Form 10-K for the year ended December 31, 2001, which contains the latest audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001 and for the year then ended.

2.     SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are carried at estimated fair value.  The amortized cost and estimated fair value of securities available for sale at September 30, 2002 and December 31, 2001 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2002:
U.S. Treasury and Agency Securities
Unrestricted balances	$3,129	$22	$—	$3,151
Restricted balances	4,275	3		4,278
Corporate Bonds and Equity Securities	2,244	3	(30)	2,217

Total	$9,648	$28	$(30)	$9,646

December 31, 2001:
U.S. Treasury and Agency Securities	$6,055	$8	$—	$6,063
Equity Securities	550	—	(27)	523

Total	$6,605	$8	$(27)	$6,586

Maturities of U.S. Treasury and Agency Securities were as follows at September 30, 2002 (dollars in thousands):

	Amortized Cost	Fair Value

Due within one year	$7,404	$7,429
Due after one year through five years	—	—

	$7,404	$7,429

At September 30, 2002, certain U.S. Treasury investments with a fair market value of $4,278,000 were held at a financial institution in Canada as security for a margin loan owed by the Corporation – (see Note 5).

3.     LOANS RECEIVABLE

The Corporation’s loans receivable outstanding at September 30, 2002 and December 31, 2001 were comprised of the following (dollars in thousands):

	September 30, 2002	December 31, 2001

Loans, net of loan fees, secured by trust deeds or mortgages	$4,100	$—
Loans secured by other collateral		289

Total	$4,100	$289

On July 17, 2002, the Corporation purchased for $1,350,000 ($2,004,000 Canadian) a 31% interest in a promissory note in the principal amount of $6,500,000 Canadian secured by a first mortgage on approximately 256 acres of land zoned for industrial development located in Alberta, Canada (“Secured Loan”) from Paragon Capital Corporation Limited (“Paragon”), an Alberta, Canada loan broker, in connection with the acquisition of the Secured Loan from the original lender. The Secured Loan accrues interest at 12% per annum, with accrued interest and principal due at payoff.  The Secured Loan was in default at the time of loan purchase and foreclosure proceedings have commenced.

On September 27, 2002, the Corporation purchased for $2,925,000 ($4,500,000 Canadian) a 36% interest in a promissory note with an outstanding balance of $12,500,000 Canadian secured by first mortgages on 188 condominium units located in Calgary, Alberta, Canada, an assignment of rents, sales proceeds from the condominiums, and a personal guarantee from a shareholder of the borrower.  The Corporation purchased the interest in the loan from Paragon in connection with the purchase of the loan from the original lender and restructuring of terms of the loan with the borrower by Paragon.  The loan accrues interest at 14% per annum, compounded monthly with interest payable monthly and principal due on April 1, 2003, with one six-month renewal option upon payment of a 2.5% renewal fee and provided the loan has not been in default.

The Corporation deposited $4,275,000 in U.S. dollars into an account at a Canadian financial institution, which have been invested in U.S Treasuries, and has used these funds and the U.S. Treasuries to secure a margin loan in Canadian dollars to fund the loans described above - (see Note 5).

4.     GOODWILL

The Corporation’s investments in operating businesses include purchased goodwill recorded as follows (dollars in thousands):

	Purchased goodwill	Accumulated amortization at 1/1/02	Amortization for nine months ended 9/30/02	Other adjustments	Net unamortized cost at 9/30/02

September 30, 2002:
One Source Industries	$6,335	$(806)	$—	$—	$5,529

Total	$6,335	$(806)	$—	$—	$5,529

	Purchased goodwill	Accumulated amortization at 1/1/01	Amortization for 12 months ended 12/31/01	Other adjustments	Net unamortized cost at 12/31/01

December 31, 2001:
One Source Industries	$6,335	$(509)	$(297)	$—	$5,529
Matrix Visual Solutions	3,411	(189)	(3,222)	—	—
Westland Associates	888	(277)	(611)	—	—
Touch Controls	456	(92)	(34)	(330)	—

Total	$11,090	$(1,067)	$(4,164)	$(330)	$5,529

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 and SFAS No. 142 relating to the treatment of purchased goodwill and other intangibles.  In accordance with SFAS No. 142, accounting for goodwill has been changed from an amortization approach to an impairment-only approach.  Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, has ceased effective January 1, 2002.

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

Had the Corporation adopted SFAS No. 142 in the three and nine-month period ended September 30, 2001, reported net loss would have been decreased to the pro forma amounts indicated below (dollars in thousands, except per share date):

	Three months ended September 30, 2001	Nine months ended September 30, 2001

Loss from continuing operations before cumulative effect of accounting change
As Reported	$(3,690)	$(3,420)
Pro Forma	(3,603)	(3,158)
Net loss
As Reported	(3,680)	(3,087)
Pro Forma	(3,593)	(2,825)
Net loss per share, basic and fully diluted
As Reported	(0.45)	(0.38)
Pro Forma	(0.44)	(0.35)

5.     OTHER BORROWINGS

Other borrowings consisted of the following at September 30, 2002 and December 30, 2001 (dollars in thousands):

	September 30, 2002	December 31, 2001

Bank lines of credit	$1,434	$2,039
Margin bank loan	4,109	—
Notes Payable and capitalized lease obligations	606	784

	$6,149	$2,823

At September 30, 2002, other borrowings included bank credit facilities comprised of a line of credit provided to Matrix and a line of credit provided to One Source.  A revolving line of credit for working capital purposes previously provided to Matrix of $500,000 with accrued interest at the prime rate plus 1% matured in July 2002.  There was no amount outstanding on this line of credit when it matured.

The revolving line of credit for equipment purchases provided to Matrix in the nominal amount of $2,200,000 was established in April 2000, has a maturity date of April 2005, required monthly payments of interest only through March 2001, and thereafter amortizes in 48 equal monthly payments of principal plus accrued interest computed at the prime rate (4.75% per annum at September 30, 2002). At September 30, 2002, the outstanding principal balance on the equipment line of credit was $1,304,000.

The assets of Matrix serve as collateral for the outstanding line of credit.  Under the credit facility, Matrix is required to meet two covenants, one of which was not in compliance at September 30, 2002.  Matrix is seeking a waiver for this non-compliance for the quarter ended September 30, 2002. If the bank does not grant a waiver for the non-compliance the loan could be declared in default, which may, among other possible consequences, result in the commencement of foreclosure proceedings against assets of Matrix and in an increase in the interest rate on the loan from prime to the default rate of prime plus 5% per annum.

The line of credit provided to One Source in the nominal amount of $1,000,000 had an outstanding balance of $130,000 at September 30, 2002.  The maximum amount outstanding on this line was $180,000 during the year to date period ended September 30, 2002.  This credit facility is in the process of renewal.

The margin loan of $4,109,000 ($6,518,000 Canadian) was established to fund interests in two real estate mortgage loans purchased in Canada - (see Note 3).  This loan facility accrues interest at the Bank of Canada prime rate minus ½% (4% per annum at September 30, 2002), and is secured by U.S. Treasury investments of $4,278,000 held at the same institution.  The amount outstanding under this margin facility includes accrued interest of $9,000 through September 30, 2002.

6.     INCOME TAXES

For the nine months ended September 30, 2002, the tax benefit includes a $333,000 benefit related to the carryback of a net operating loss incurred by Matrix in 2001.  This benefit arose upon enactment of the Job Creation and Worker Assistance Act of 2002 on March 9, 2002.

On April 12, 2002, the Corporation received a report from the Internal Revenue Service (“IRS”) proposing an increase in tax for the 1998 tax year of $2,872,075 plus interest. The Corporation believes it has paid the proper amount of tax and has therefore filed an appeal of this finding with the IRS. However, there can be no assurances as to the ultimate outcome of such appeal, which could result in future tax payments relating to prior periods of approximately $4 million, inclusive of estimated interest that would apply. Management believes that they have sufficient reserves established to cover any tax and related interest that may result from final resolution of the proposed changes.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended September 30, 2002	Nine months ended September 30, 2001

Supplemental schedule of cash flow information:
Interest paid	$111,000	$241,000

Income taxes (received) paid	$(5,000)	$54,000

Supplemental schedule of non-cash investing and financing activities:
Issuance of Note Receivables on the sale of real estate acquired through foreclosure	$675,000	$—

Real estate acquired through foreclosure	$—	$4,416,000

Unrealized gains (losses) on securities available-for-sale	$17,000	$(11,000)

8.     DISCONTINUED OPERATIONS

On June 14, 2002, Physician Advantage received notice from Broadlane, a subsidiary of Tenet Healthcare, Inc., of its election not to renew the contract scheduled to expire on September 29, 2002, pursuant to which Physician Advantage provided customer management services for Tenet’s program for medical and surgical supply sales to physicians.  Revenues generated under the contract represented substantially all of Physician Advantage’s revenues.  Physician Advantage believes the terms of the contract provide for continuing payment to it of fees derived from purchases made by physicians in the program prior to the September 2002 expiration of the contract.  Tenet has advised Physician Advantage that it disputes this interpretation of the contract.

Accordingly, the operations of Physician Advantage have ceased and the results of the operations for this business are reported as a discontinued operation for all periods presented.  The 2001 statements of consolidated income, cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation.

The discontinued operations earned net income for the nine months and three months ended September 30, 2002 of $484,000 and $421,000, respectively, net of income taxes and minority interests.  This net income from the discontinued operation includes tax benefits related to the unamortized goodwill for tax purposes at the date of business discontinuation of approximately $370,000 for both the three and nine months ended September 31, 2002.

9.     SEGMENT INFORMATION

Revenues, gross profit and other financial data for continuing operations of the Corporation’s industry segments for the three and nine months ended September 30, 2002 and 2001 are set forth below.  Substantially all revenues are earned in the United States of America (dollars in thousands).

	Point-of- purchase display and packaging	Equipment rentals and sales	Group purchasing services	Finance and secured lending (3)	Reportable segment totals

Nine months ended September 30
2002
Revenues	$12,670	$4,699	$438	$(100)	$17,707
Gross profit	4,535	1,447	438	(100)	6,320
Selling, general and administrative (4)	4,221	1,958	672	2,087	8,938
Depreciation, amortization, accretion, net (1)	184	55	27	7	273
Interest expense	30	68	4	9	111
Income (loss) before income taxes (2)	100	(634)	(265)	(2,203)	$(3,002)
Capital expenditures	1,141	263	—	—	1,404
Total assets	$11,475	$3,586	$518	$24,730	$40,309
2001
Revenues	$12,231	$6,224	$766	$1,236	$20,457
Gross profit	4,475	2,222	766	1,236	8,699
Selling, general and administrative	2,641	2,909	730	1,544	7,824
Depreciation, amortization, accretion, net (1)	335	3,270	81	40	3,726
Interest expense	41	190	10	0	241
Income (loss) before income taxes (2)	1,458	(4,147)	(55)	(348)	(3,092)
Capital expenditures	251	545	—	2	798
Total assets	$10,196	$5,252	$1,158	$31,383	$47,989
Three months ended September 30
2002
Revenues	$4,442	$1,407	$157	$(117)	$5,889
Gross profit	1,731	322	157	(117)	2,093
Selling, general and administrative	1,352	571	208	385	2,516
Depreciation, amortization, accretion, net (1)	81	18	9	2	110
Interest expense	12	19	1	9	41
Income (loss) before income taxes (2)	286	(286)	(61)	(513)	(574)
Capital expenditures	237	5	—	—	242
Total assets	$11,475	$3,586	$518	$24,730	$40,309
2001
Revenues	$5,004	$1,506	$279	$123	$6,912
Gross profit	1,682	270	279	123	2,354
Selling, general and administrative	996	1,234	240	500	2,970
Depreciation, amortization, accretion, net (1)	115	3,125	27	9	3,276
Interest expense	14	53	2	0	69
Income (loss) before income taxes (2)	557	(4,142)	10	(386)	(3,961)
Capital expenditures	36	(54)	—	—	(18)
Total assets	$10,196	$5,252	$1,158	$31,383	$47,989

(1)	Excludes depreciation and amortization charges to cost of sales.
(2)	Income (loss) before taxes represents income before taxes and minority interests.
(3)	Finance and secured lending includes corporate activities.
(4)

Includes in the Finance and secured lending segment tender offer expenses of $628,000 for the nine months ended September 30, 2002 – see “Management’s Discussion and Analysis of Financial Conditions and Results of Operation”.

10.     NET INCOME  PER COMMON SHARE

Net income per common share is computed in accordance with SFAS No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents.  The dilutive effect of outstanding stock options is calculated using the treasury stock method.  Under the treasury stock method, there were no common stock equivalents for any of the periods presented, due to the exercise price of the options being above the average fair market value of the common stock for all periods.

11.     REPURCHASE OF COMMON STOCK

On April 16, 2002, the Corporation repurchased 1,372,748 shares of its common stock, $1 par value, from Gibralt Capital Corporation, an entity controlled by Samuel Belzberg, and 100,000 shares from MDB Capital, an entity controlled by Samuel Belzberg’s adult son, for a price of $2.80 per share or $4,123,694.

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

On April 22, 2002, the Corporation was notified of a complaint filed against it and each member of the Corporation’s board of directors in the Delaware Court of Chancery for New Castle County, by a stockholder of the Corporation. The lawsuit was filed in response to the Corporation’s tender offer to purchase any and all outstanding shares of its common stock at a price of $2.80 per share. The plaintiff brought this action individually and as a purported class action on behalf of all stockholders of the Corporation. The complaint, as subsequently amended, alleges that the Corporation and the members of the Corporation’s board of directors have breached their fiduciary duties to the Corporation’s stockholders. Specifically the complaint alleges: (a) Westminster shareholders were being denied the opportunity to make a fully informed judgment on a major corporate transaction in which they had to select among their options to hold or tender their stock; (b) the tender offer was structured in such a way that it was coercive; and (c) the tender offer benefited the fiduciaries at the expense of Westminster’s public shareholders.

The complaint sought, among other things, preliminary and permanent injunctive relief prohibiting the Corporation from proceeding and implementing the tender offer and, if the tender offer was completed, an order rescinding the tender offer and awarding damages to the purported class. On May 8, 2002, the Delaware Court of Chancery denied the motion for expedited proceedings filed by the plaintiff and refused to schedule a hearing on the plaintiff’s motion for a preliminary injunction, which sought to enjoin the Company’s tender offer.  The litigation is still pending.

The Corporation and the other defendants believe that the allegations raised in the complaint are without merit and intend to vigorously defend against them.

12.     SUBSEQUENT EVENTS

On October 30, 2002, the Corporation renewed its lease for the corporate offices under a new five- year lease beginning November 1, 2002 and expiring October 31, 2007 at prevailing market rates.  Other terms and provisions of the lease are similar to the expired lease.

On October 31, 2002, the real estate acquired through foreclosure on September 6, 2001 with a carrying value of $3,667,000 was sold for $4,500,000, before closing costs of $252,000.  The purchase price consisted of $500,000 in cash and a promissory note in the principal amount of $4,000,000, which is secured by a first trust deed on the property.  The promissory note accrues interest at 7½% per annum, payable monthly, with principal payable $300,000 on or before January 1, 2003, $200,000 on or before April 1, 2003 and the balance on or before September 30, 2004.  The Corporation will record a gain from this transaction of approximately $581,000 after closing costs during the fourth quarter ending December 31, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This report contains forward-looking statements regarding various aspects of Westminster’s business and affairs, including statements about the adequacy of collateral for loans in default and the future cash needs of the Corporation.  The words “expect,” “estimate,” “believe” and similar expressions and variations are intended to identify forward-looking statements.  These forward-looking statements involve substantial risks and uncertainties.  The actual results could differ materially from those discussed in the forward-looking statements.  Statements about future earnings and revenues and the adequacy of cash resources for future needs are uncertain because of the unpredictability of future events affecting such statements.  Statements about the adequacy of real estate collateral involve predictions as to what a buyer will be willing to pay for the property in the future, which cannot be known with certainty.  Readers are cautioned not to put undue reliance on such forward-looking statements.  Westminster undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          Management’s discussion and analysis of financial condition and results of operations discusses the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  Actual amounts could differ from those estimated under different assumptions or conditions.  Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2002 and 2001

Revenues

          Our revenues decreased by $1,023,000 or 15% from $6,912,000 for the quarter ended September 30, 2001 to $5,889,000 for the quarter ended September 30, 2002.  Revenues were lower in all business segments.

          Revenues reported under “Sales to packaging customers” in the Consolidated Statements of Operations, reflecting the operations of One Source, decreased 11% during the quarter ended September 30, 2002, compared to the third quarter of the prior year. This decrease is due to decreases in sales of temporary packaging displays and other point-of-purchase packaging products resulting from both a slowdown in its customers’ product shipments and loss of orders from its customers related to lower retail demand.  These declines were partially offset by new business generated largely as a result of business expansion initiatives that occurred in early 2002 with the hiring of certain employees and the purchase of certain assets from a permanent point-of-purchase display and fulfillment business.

          Revenues reported under “Equipment rental and sales” in the Consolidated Statements of Operations, representing the operations of Matrix, decreased 7% during the quarter ended September 30, 2002, compared to the third quarter of the prior year, reflecting a proportionate decline in equipment rentals and product sales, due in large measure to increased competition and the general economic slowdown in business including conventions, trade shows and other events.

          “Group purchasing revenues” reflect the operations of Westland.  Prior year results have been restated to reflect Physician Advantage as a discontinued operation. Revenues of Westland represented by gross sales less cost of sales, reported on a net basis, declined by 44% due to the loss of Westland’s largest vendor in September 2001.

          Finance and secured lending revenues for 2002 experienced a net decline of $240,000 compared to the third quarter of 2001 due mainly to a decline in interest on securities available-for-sale due to lower average invested funds and lower interest rates, a decline in interest on loans because the principal amount on loans outstanding was less and an increase in recorded losses from derivative instruments because of declines in market prices of securities for which the Corporation holds warrants to purchase.

Gross Profit

          Our gross profit decreased by $261,000 or 11% from $2,354,000 for the quarter ended September 30, 2001 to $2,093,000 for the quarter ended September 30, 2002.

          Gross profit generated by One Source was $1,731,000 in 2002, compared to $1,682,000 in 2001. Gross profit as a percentage of revenues increased from 33.6% for the quarter ended September 30, 2001 to 38.9% for the current quarter ended September 30, 2002.  This increase in margin is mainly due to improved margins on display packaging products.

          Gross profit generated by Matrix was $322,000 in 2002, compared to $270,000 in 2001. Gross profit as a percentage of revenues increased to 22.8% for the third quarter ended September 30, 2002, from 17.9% for the third quarter of 2001.  This improvement in margin was due mainly to lower indirect operating expenses charged to cost of sales.  Indirect operating expenses charged to cost of sales was $410,000 in 2002 compared to $585,000 in 2001, and includes losses from damaged or missing rental equipment of $30,000 in 2002 compared to $157,000 in 2001. Depreciation charged to cost of sales was $288,000 in 2002, compared to $311,000 in 2001.

          Group purchasing revenues and finance and secured lending revenues are net revenues earned from group purchasing services and finance and secured lending activities, respectively, and as such, represent the gross profits earned by these business segments.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses decreased by $454,000 from $2,970,000 for the quarter ended September 30, 2001 to $2,516,000 for the quarter ended September 30, 2002.

          Selling, general and administrative expenses for One Source were $1,352,000 for the quarter ended September 30, 2002, compared to $996,000 for the quarter ended September 30, 2001.  The increase in expense is largely attributable to the increased overhead associated with the acquisition of certain assets and the hiring of certain employees of a permanent point-of-purchase display and fulfillment business in January 2002, as well as increased payroll costs attributable to additions to senior management of One Source.

          Selling, general and administrative expenses for Matrix were $571,000 for the quarter ended September 30, 2002, compared to $1,234,000 for the quarter ended September 30, 2001.    Reductions in overhead made in response to a lower level of business activity, particularly payroll, advertising and promotions and a decline of $242,000 in bad debt expense in 2002 compared to 2001, were significant factors contributing to this decline.

          Selling, general and administrative expenses for the group-purchasing segment were $208,000 for the quarter ended September 30, 2002, compared to $240,000 for the quarter ended September 30, 2001.  This reduction in expense is due to lower payroll and marketing costs during the current quarter attributable to various cost cutting initiatives.

          Selling, general and administrative expenses for the finance and secured lending segment were $385,000 for the quarter ended September 30, 2002, compared to $500,000 for the quarter ended September 30, 2001.  Lower professional fees in the current quarter, and loan recovery expenses incurred in the prior year comparable quarter, account for most of this reduction in expense.

Depreciation and Amortization

          Depreciation and amortization decreased from $3,276,000 for the quarter ended September 30, 2001 to $110,000 for the quarter ended September 30, 2002.  Beginning January 1, 2002, under SFAS No. 142, accounting for goodwill has changed from an amortization approach to an impairment-only approach.  For the quarter ended September 30, 2001, depreciation and amortization consisted of amortization of goodwill of $150,000, an impairment write-down for Matrix of $3,094,000 and depreciation of $32,000.

Income Tax

          An income tax benefit of $298,000 was recorded for the three months ended September 30, 2002.  This benefit represents a combined federal and state effective tax rate of 51.9%.  The benefit is higher than the expected statutory rate due to permanent differences between book income and taxable income.

          In 2001, an income tax benefit of $35,000 was recorded, representing a 1% effective tax rate. In 2001, the effective rate of benefit is lower than the statutory tax rate due to permanent tax differences between book income and taxable income resulting from non-deductible goodwill write-downs and other non-deductible costs.

Minority Interests

          The minority interests’ share in the net loss for the quarter ended September 30, 2002 of $14,000 consists of a share of the net loss attributable to the minority shareholder of Matrix of  $48,000, offset by the share of net income attributable to the minority shareholder of One Source of $34,000.

          In the quarter ended September 30, 2001, the minority interests’ share in the net losses was $236,000, comprised of the share of net losses attributable to the minority shareholder of Matrix of $311,000, partially offset by the minority interest share in the net income of One Source of $75,000.

Discontinued Operations

          On June 14, 2002, Physician Advantage received notice from Broadlane, a subsidiary of Tenet Healthcare, Inc., of its election not to renew the contract scheduled to expire on September 29, 2002. Accordingly, the operations of Physician Advantage have ceased and the results of the operations for this business are reported as a discontinued operation for all periods presented.  The 2001 statements of consolidated income, cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation.

          The discontinued operations earned net income for the three months ended September 30, 2002 of $421,000.  This includes net income from operations of $51,000, net of an income tax charge on operations of $37,000, and an income tax benefit related to a permanent difference in the tax basis of the business of $370,000.

Net (Loss) Income

          During the quarter ended September 30, 2002, we realized net income of $159,000 compared to a net loss of $3,680,000 for the quarter ended September 30, 2001.  Basic earnings (loss) per share were $0.03 in 2002 versus $(0.45) in 2001.  Basic (loss) per share from continuing operations before the cumulative effect of accounting change were $(0.05) in 2002 versus $(0.45) in 2001.

For the Nine Months Ended September 30, 2002 and 2001

Revenues

          Our revenues decreased by $2,750,000 or 13.4% from $20,457,000 for the nine months ended September 30, 2001 to $17,707,000 for the nine months ended September 30, 2002. Revenues decreased due to declines of $1,525,000 from equipment rental and sales, $1,336,000 from finance and secured lending, and $328,000 from group-purchasing activities, offset by increased revenues of $439,000 from sales to packaging customers.

          Revenues of One Source, reported under “Sales to packaging customers” in the Consolidated Statements of Income, were $12,670,000 during the nine months ended September 30, 2002, compared to $12,231,000 during the nine months ended September 30, 2001, reflecting a net increase of 3.6%.  This increase was due to $5,677,000 in new business produced largely as a result of business expansion initiatives that occurred in early 2002 with the hiring of certain employees and the purchase of certain assets from a permanent point-of-purchase display and fulfillment business.  This increase offset decreases in sales of temporary packaging displays and other point-of-purchase packaging products historically sold by One Source.  The decrease in sales in the historic product lines resulted from both a slowdown in its customers’ product shipments and loss of orders from its customers related to lower retail demand.

          Revenues of Matrix, reported under “Equipment rental and sales” in the Consolidated Statements of Income, were $4,699,000 during the nine months ended September 30, 2002, compared to $6,224,000 during the nine months ended September 30, 2001.  Revenues decreased by $1,525,000 or 24.5% due to the general economic slowdown, more competitive pricing, and the cancellation of tradeshows, conventions and conferences that occurred beginning in the third quarter of 2001.

          “Group purchasing revenues” reflects the operations of Westland.  Prior year results have been restated to reflect Physician Advantage as a discontinued operation. Revenues of Westland represented by gross sales less cost of sales, reported on a net basis, declined by 43% due to the loss of Westland’s largest vendor in September 2001.

          Finance and secured lending revenues for 2002 experienced a net decline of $1,336,000, compared to 2001, due mainly to a decline in interest on securities available-for-sale due to lower average invested funds and lower interest rates, a decline in interest on loans because the principal amount of loans outstanding was less, an increase in unrealized losses on limited partnerships that invest in securities because of stock market declines and an increase in recorded losses from securities available for sale due to a permanent impairment write-down on an equity investment.

Gross Profit

          Our gross profit decreased by $2,379,000 or 27% from $8,699,000 for the nine months ended September 30, 2001 to $6,320,000 for the nine months ended September 30, 2002.

          Gross profit generated by One Source was $4,535,000 in 2002, compared to $4,475,000 in 2001. Gross profit as a percentage of revenues decreased from 36.6% for the nine months of 2001 to 35.8% for the current nine months ended September 30, 2002.  This decline was mainly due to transitional costs incurred in connection with the acquisition of certain assets and hiring of certain employees of a permanent point-of-purchase display and fulfillment business, which costs lowered the margin on the initial projects from that business. Gross profit was also lower on the sale of clamshells due to the lower volume of revenues available to absorb fixed overhead costs included in cost of sales.

          Gross profit generated by Matrix was $1,447,000 in 2002, compared to $2,222,000 in 2001. Gross profit as a percentage of revenues decreased to 30.8% for the first nine months of 2002, from 35.7% for the nine months ended September 30, 2001.  This decline was mainly due to the lower volume of revenues available to absorb fixed overhead costs included in cost of sales, most notably depreciation. Depreciation charged to cost of sales was $843,000 in 2002, compared to $917,000 in 2001.

          Group purchasing revenues and finance and secured lending revenues are net revenues earned from group purchasing services and finance and secured lending activities, respectively, and as such, represent the gross profits earned by these business segments.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased by $1,114,000 from $7,824,000, for the nine months ended September 30, 2001, to $8,938,000 for the nine months ended September 30, 2002.

          Selling, general and administrative expenses for One Source were $4,221,000 for the nine months ended September 30, 2002, compared to $2,641,000 for the nine months ended September 30, 2001.  The increase in expense is largely attributable to the increased overhead associated with the acquisition of certain assets and the hiring of certain employees of a permanent point-of-purchase display and fulfillment business in January 2002, as well as increased payroll costs attributable to additions to senior management of One Source.

          Selling, general and administrative expenses for Matrix were $1,958,000 for the nine months ended September 30, 2002, compared to $2,909,000 for the nine months ended September 30, 2001.  Reductions in overhead made in response to a lower level of business activity, particularly payroll, advertising and promotions and a decline of $230,000 in bad debt expense in 2002 compared to 2001, were significant factors contributing to this decline.

          Selling, general and administrative expenses for the group-purchasing segment were $672,000 for the nine months ended September 30, 2002, compared to $730,000 for the nine months ended September 30, 2001.  This reduction in expense is due to lower payroll and marketing costs during the current nine months attributable to various cost cutting initiatives.

          Selling, general and administrative expenses for the finance and secured lending segment were $2,087,000 for the nine months ended September 30, 2002, compared to $1,236,000 for the nine months ended September 30, 2001.  The increase reflects business and consulting expenses related to the tender offer of $628,000 and income tax audit costs of $207,000.  No costs were incurred for these expense categories in the first nine months of 2001.

Depreciation and Amortization

          Depreciation and amortization decreased from $3,726,000 for the nine months ended September 30, 2001 to $273,000 for the nine months ended September 30, 2002.  Beginning January 1, 2002, under SFAS No. 142, accounting for goodwill has changed from an amortization approach to an impairment-only approach.  For the nine months ended September 30, 2001, depreciation and amortization included amortization of goodwill of $451,000 and an impairment write-down for Matrix of $3,094,000 and depreciation of $269,000.

Income Tax

          An income tax benefit of $1,344,000 was recorded for 2002.  This benefit represents a combined federal and state effective tax rate of 44.8%.  In 2002, the effective rate of benefit is higher than the statutory rate primarily due to tax benefits related to the carryback of a net operating loss incurred by Matrix in 2001.  This benefit arose upon enactment of the Job

Creation and Worker Assistance Act of 2002 on March 9, 2002.  Excluding these prior period benefits, the effective tax benefit rate is 30.6%.  This effective tax rate is lower than the statutory rate due to permanent tax differences resulting from non-deductible tender offer expenses.

          In 2001, an income tax provision of $424,000 was recorded. In 2001, the effective tax rate was higher than the statutory tax rate due to permanent tax differences as a result of non-deductible costs.

Minority Interests

          For the nine months ended September 30, 2002, the minority interests reflect net losses attributable to minority shareholders of $15,000.  This net benefit is comprised of the minority interest share in the net losses of Matrix of $27,000, partially offset by the minority interest share in net income attributable to the shareholders of One Source of $12,000.

          For the nine months ended September 30, 2001, the minority interests reflect net losses attributable to minority shareholders of $96,000. This net benefit is comprised of the minority interest share in the net losses of Matrix of $297,000, partially offset by the minority interest share in net income attributable to the shareholders of One Source of $201,000.

Discontinued Operations

          On June 14, 2002, Physician Advantage received notice from Broadlane, a subsidiary of Tenet Healthcare, Inc., of its election not to renew the contract scheduled to expire on September 29, 2002. Accordingly, the operations of Physician Advantage have ceased and the results of the operations for this business are reported as a discontinued operation for all periods presented.  The 2001 statements of consolidated income, cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation.

          The discontinued operations earned net income for the nine months ended September 30, 2002 of $484,000.  This includes net income from operations of $114,000, net of an income tax charge on operations of $37,000, and an income tax benefit related to the permanent difference in the tax basis of the business of $370,000.

Cumulative Effect of Accounting Change

          The adoption of SFAS No. 133 resulted in a $317,000 cumulative effect transition adjustment to net income relating to stock warrants which under SFAS No. 133 qualify as derivatives.  This one-time adjustment to net income as of January 1, 2001, represents the appreciated value of these warrants at December 31, 2000, which appreciation was previously excluded from the measurement of net income, but was instead included in the measure of comprehensive income. The cumulative effect transition adjustment is shown as a cumulative effect accounting change net of income taxes in the Consolidated Statements of Income.

Net Income

          During the nine months ended September 30, 2002, we incurred a net loss of $1,159,000 compared to net loss of $3,087,000 for the nine months ended September 30, 2001.  Basic earnings (loss) per share were $(0.18) and $(0.38) for the nine months ended September 30, 2002 and 2001, respectively.  In 2002, basic earnings (loss) per share were $(0.26) from continuing operations and $0.08 from discontinued operations.   In 2001, basic earnings per share were $(0.42) from continuing operations and  $0.04 from the cumulative effect of accounting change.

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

          Westminster’s loans receivable were $4,100,000 at September 30, 2002 and $289,000 at December 31, 2001. Loans secured by real estate of $4,775,000 were advanced during the nine months ended September 30, 2002. During the nine months two outstanding loans totaling $964,000 were repaid in full.

Borrowings

          At September 30, 2002, $6,149,000 was owed under various debt agreements, of which $4,109,000, including accrued interest of $9,000, represents amounts borrowed under a margin loan and $1,304,000 represents amounts owed by Matrix under a line of credit facility.

          The margin loan of $4,100,000 ($6,504,000 Canadian) was established to fund two real estate mortgage loans made by Westminster to borrowers in Canada – (see Note 3).  This loan facility accrues interest at 4% per annum and is secured by U.S. Treasury investments of $4,278,000 held at the same institution.  The amount outstanding under this margin facility includes accrued interest of $9,000 through September 30, 2002.

          The Matrix credit facility requires Matrix to meet two covenants, one of which was not in compliance at September 30, 2002.  Matrix is seeking a waiver for this non-compliance for the quarter ended September 30, 2002.  If the bank does not grant a waiver for the noncompliance the loan could be declared in default, which may, among other possible consequences, result in the commencement of foreclosure proceedings against assets of Matrix and in an increase in the interest rate on the loan from prime to the default rate of prime plus 5% per annum.

          Other borrowings include various capitalized leases and other debt owed by the various subsidiaries of the Corporation.

LIQUIDITY AND CAPITAL RESOURCES

          Westminster held cash and cash equivalents of $6,575,000, U.S. government and agency securities with a fair value of $7,429,000 and corporate bonds and equity securities of $2,217,000 at September 30, 2002.  $4,278,000 of U.S. government and agency securities are being used to secure a margin loan and are therefore restricted balances.  These balances compare to cash and cash equivalents of $18,947,000 and U.S. government and agency securities and equity securities with a fair value of $6,586,000 at December 31, 2001. Cash and cash equivalents include investments in commercial paper (a cash equivalent) in the amount of $4,944,000 at September 30, 2002.

          Westminster’s uses of cash during the nine months were $8,585,000 for the stock repurchases, $4,275,000 in loan originations and purchases, $3,155,000 for the net purchase of investment securities (purchases of $70,881,000 net of proceeds from the sale and maturities of $67,726,000).  Other significant uses of cash included $1,404,000 in purchases of property and equipment, $1,371,000 in debt repayments and $510,000 in seller financing payments.  Operations consumed $725,000 in cash during the nine months ended September 30, 2002.

          Westminster’s sources of cash during the nine months included $4,873,000 in borrowings of which $4,275,000 was a margin loan used to fund loan originations noted above, $1,239,000 in proceeds from the liquidation of limited partnership interests, $964,000 in collections on notes receivable and $577,000 in proceeds from the sale of foreclosed real estate.

          On April 12, 2002, Westminster received a report from the Internal Revenue Service (“IRS”) proposing an increase in tax for the 1998 tax year of $2,872,075. Westminster believes it has paid the proper amount of tax and has therefore filed an appeal of this finding with the IRS. However, there can be no assurances as to the ultimate outcome of such appeal, which could result in future tax payments relating to prior periods of approximately $4 million, inclusive of estimated interest that would apply. While management believes that they have sufficient reserves established to cover any tax and related interest that may result from final resolution of the proposed changes, any assessment would have a negative impact on liquidity.

          On April 16, 2002, Westminster repurchased 1,372,748 shares of its common stock, $1 par value, from Gibralt Capital Corporation, an entity controlled by Samuel Belzberg, and 100,000 shares from MDB Capital, an entity controlled by Samuel Belzberg’s adult son, for a price of $2.80 per share or $4,123,694 in cash.

          On April 18, 2002, Westminster offered to purchase for cash any and all outstanding shares of its common stock, $1 par value, for $2.80 per share, net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in the offer to purchase.  This tender offer resulted in the repurchase of 1,593,430 shares for an aggregate consideration of $4,461,604 during May and June 2002.

          Westminster has 5,058,429 shares of common stock outstanding after the various stock repurchases described above, of which approximately 3,970,644 or 78.5% currently are owned by William Belzberg, chairman of the board of directors and chief executive officer of the Corporation; Hyman Belzberg, a director of the Corporation; and Keenan Behrle, a director and executive vice president of the Corporation. William Belzberg, Hyman Belzberg and Keenan Behrle did not tender any of their shares pursuant to the offer.

          On April 22, 2002,  an action was filed against Westminster and each member of the Corporation’s board of directors in the Delaware Court of Chancery for New Castle County, by a stockholder on behalf of all stockholders of the Corporation in response to the Corporation’s tender offer to purchase any and all outstanding shares of its common stock at a price of $2.80 per share.  It is too early in the proceedings for management to predict the likely outcome of the suit or its possible effect on the cash reserves of the Corporation.

          Westminster intends to pursue the acquisition of one hundred percent or substantial interests in additional operating businesses.  However, no assurances can be given that  Westminster will be able to identify attractive opportunities, or if it does, that it will be able to complete acquisitions on acceptable terms.  As Westminster acquires interests in other operating businesses, it intends to liquidate securities available-for-sale as may be necessary to consummate acquisitions.

          In the opinion of management, the Corporation has sufficient cash and liquid assets to fund its growth and operating plans for the foreseeable future.

CONTRACTUAL OBLIGATIONS

          There have been no significant increases in the Corporation’s contractual obligations as of September 30, 2002 from those disclosed in Item 7 of the Corporation’s 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

MARKET RISK

          Westminster is exposed to certain market risks, which are inherent in the Corporation’s financial instruments and arise from transactions entered into in the normal course of business.  Westminster has not entered into and does not enter into derivative financial instruments for speculative purposes.  A discussion of the Corporation’s primary market risk disclosure in financial instruments is presented below and should be read in conjunction with the forward-looking statement included herein.

          Westminster is subject to interest rate risk on its marketable securities portfolio and loans receivable.  The marketable securities portfolio matures in less than one year.  The loan receivable portfolio is comprised of short-term fixed rate loans. The Corporation is subject to equity price risk on its investments in limited partnerships that invest in securities.  At September 30, 2002, these investments represent less than 2% of total assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

          STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations, was issued by the Financial Accounting Standards Board  (“FASB”) in August 2001.  SFAS No. 143 establishes financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  Westminster is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position or results of operations.

          STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 145 (“SFAS No. 145”), “Rescission of FASB Statements Numbers 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections” was issued by the FASB in April , 2002.  SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.”  This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Westminster has determined that this statement will have no impact on its consolidated financial position or results of operations.

          STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities was issued by the FASB in June 2002.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Westminster is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part 1, Item 2).

ITEM 4.	CONTROLS AND PROCEDURES

          Westminster maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by Westminster with the Securities and Exchange Commission (the “Commission”) is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to Westminster’s management.  In designing and evaluating the disclosure controls and procedures, Westminster’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          Based on their most recent evaluation, which was completed within 90 days of the filing of this Quarterly Report on Form 10-Q, Westminster’s Chief Executive Officer and Chief Financial Officer believe that the Corporation’s disclosure controls and procedures (as defined in

Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective.  There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          On April 22, 2002, Westminster was notified of a complaint filed against it and each member of the Corporation’s board of directors in the Delaware Court of Chancery for New Castle County, by a stockholder of the Corporation. The lawsuit was filed in response to the Corporation’s tender offer to purchase any and all outstanding shares of its common stock at a price of $2.80 per share. The plaintiff brought this action individually and as a purported class action on behalf of all stockholders of the Corporation. The complaint, as subsequently amended, alleges that Westminster and the members of the Corporation’s board of directors have breached their fiduciary duties to the Corporation’s stockholders. Specifically the complaint alleges (a) Westminster shareholders were being denied the opportunity to make a fully informed judgment on a major corporate transaction in which they had to select among their options to hold or tender their stock; (b) the tender offer was structured in such a way that it was coercive and (c) the tender offer benefited the fiduciaries at the expense of Westminster’s public shareholders.

          The complaint sought, among other things, preliminary and permanent injunctive relief prohibiting Westminster from proceeding and implementing the tender offer and, if the tender offer was completed, an order rescinding the tender offer and awarding damages to the purported class. On May 8, 2002, the Delaware Court of Chancery denied the motion for expedited proceedings filed by the plaintiff and refused to schedule a hearing on the plaintiff’s motion for a preliminary injunction, which sought to enjoin the Company’s tender offer.  The litigation is still pending.

          Westminster and the other defendants believe that the allegations raised in the complaint are without merit and intend to vigorously defend against them.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99-1 – Certificate of William Belzberg, Chief Executive Officer of Westminster Capital, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99-2 – Certificate of Rui Guimarais, Chief Financial Officer of Westminster Capital, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99-3 – Certificate of William Belzberg, Chief Executive Officer of Westminster Capital, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99-4 – Certificate of Rui Guimarais, Chief Financial Officer of Westminster Capital, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002	WESTMINSTER CAPITAL, INC.
(Registrant)

	By	/s/ WILLIAM BELZBERG

William Belzberg, Chairman of the Board of Directors and Chief Executive Officer

	By	/s/ RUI GUIMARAIS

Rui Guimarais Chief Financial Officer