Form 10-Q/A
period 2002-09-30
WESTMINSTER CAPITAL INC
filed 2003-02-07
CIK 34489

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

(Address of principal executive office including zip code)

310 278-1930

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.    5,058,429

PART I—FINANCIAL INFORMATION

The Form 10-Q of Westminster Capital, Inc. and Subsidiaries for the quarter and nine months ended September 30, 2002 is being amended for: (a) a correction to the language used in the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and (b) to remove the Section 302 certifications from the Exhibits, namely Exhibits 99-3 and 99-4, and instead include them as part of the Form 10-Q directly below the signature page, and (c) to update Part I, Item 1 Financial Statements—Notes 5, 11 and 12 and Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources and Part II, Item 1—Legal Proceedings for events subsequent to November 14, 2002 to the date of this filing.

Changes (a) and (b) are being made at the request of the Securities and Exchange Commission to comply with the exact requirements of Rule 13a-14 of the Sarbanes-Oxley Act.

Changes described in (c) are being made to update the Form 10-Q for events that have taken place since the original filing on November 14, 2002.

These changes have no impact to net income or earnings per share.

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

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine months ended September 30, 2002	Nine months ended September 30, 2001	Three months ended September 30, 2002	Three months ended September 30, 2001
Revenues:
Sales to packaging customers	$12,670,000	$12,231,000	$4,442,000	$5,004,000
Equipment rental and sales	4,699,000	6,224,000	1,407,000	1,506,000
Group purchasing revenues	438,000	766,000	157,000	279,000
Finance and secured lending revenues, net	(100,000)	1,236,000	(117,000)	123,000

Total revenues	17,707,000	20,457,000	5,889,000	6,912,000

Costs and expenses:
Cost of sales—packaging	8,135,000	7,756,000	2,711,000	3,322,000
Cost of sales—equipment rental and sales	3,252,000	4,002,000	1,085,000	1,236,000
Selling, general and administrative	8,938,000	7,824,000	2,516,000	2,970,000
Depreciation and amortization	273,000	3,726,000	110,000	3,276,000
Interest expense	111,000	241,000	41,000	69,000

Total expenses	20,709,000	23,549,000	6,463,000	10,873,000

Loss from continuing operations before income taxes and minority interests	(3,002,000)	(3,092,000)	(574,000)	(3,961,000)
Income tax benefit (provision)	1,344,000	(424,000)	298,000	35,000
Minority interests	15,000	96,000	14,000	236,000

Loss from continuing operations before cumulative effect of accounting change	(1,643,000)	(3,420,000)	(262,000)	(3,690,000)
Discontinued operations
Income from operations	197,000	28,000	88,000	17,000
Income tax benefit (provision)	287,000	(12,000)	333,000	(7,000)
Cumulative effect of accounting change, net of income taxes	0	317,000	0	0

Net (loss) income	$(1,159,000)	$(3,087,000)	$159,000	$(3,680,000)

Net (Loss) Income Per Common Share:
Basic and Diluted:
(Loss) Income from continuing operations before cumulative effect of accounting change	$(0.26)	$(0.42)	$(0.05)	$(0.45)
Income from discontinued operations	.08	—	.08	—
Cumulative effect of accounting change	—	.04	—	—

Net (loss) income	$(0.18)	$(0.38)	$0.03	$(0.45)

Weighted Average Shares Outstanding
Basic	6,420,000	8,125,000	5,059,000	8,125,000
Diluted	6,420,000	8,125,000	5,059,000	8,125,000

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

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

1.    BASIS OF PRESENTATION

In the opinion of Westminster Capital, Inc. and consolidated entities (the “Corporation”), the accompanying unaudited consolidated financial statements, prepared from the Corporation’s books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation’s financial condition as of September 30, 2002 and December 31, 2001, and the results of operations, cash flows and comprehensive income for the three and nine-month periods ended September 30, 2002 and 2001.

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

Physician Advantage ceased operations in October 2002. At September 30, 2002, Physician Advantage was considered a discontinued operation under accounting principles generally accepted in the United States of America. As such, the financial statements as of and for the period ended September 30, 2002 reflect the operations as a discontinued operation. The 2001 statements of consolidated income, cash flows, and related notes to the consolidated financial statements have been restated to conform to the discontinued operations presentation—(see Note 8).

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary to present the financial position, results of operations, statements of cash flows and statements of comprehensive income in conformity with accounting principles generally accepted in the United States of America. The material set forth below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read or have access to the most recent report on Form 10-K for the year ended December 31, 2001, which contains the latest audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001 and for the year then ended.

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

The Corporation deposited $4,275,000 in U.S. dollars into an account at a Canadian financial institution, which have been invested in U.S Treasuries, and has used these funds and the U.S. Treasuries to secure a margin loan in Canadian dollars to fund the loans described above—(see Note 5).

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

The line of credit for equipment purchases provided to Matrix in the nominal amount of $2,200,000 was established in April 2000, has a maturity date of April 2005, required monthly payments of interest only through March 2001, and thereafter amortizes in 48 equal monthly payments of principal plus accrued interest computed at the prime rate (4.75% per annum at September 30, 2002). At September 30, 2002, the outstanding principal balance on the equipment line of credit was $1,304,000.

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

The line of credit provided to One Source in the nominal amount of $1,000,000 had an outstanding balance of $130,000 at September 30, 2002. The maximum amount outstanding on this line was $180,000 during the year to date period ended September 30, 2002. This credit facility has since been renewed for a credit limit of $500,000.

The margin loan of $4,109,000 ($6,518,000 Canadian) was established to fund interests in two real estate mortgage loans purchased in Canada—(see Note 3). This loan facility accrues interest at the Bank of Canada prime rate minus ½% (4% per annum at September 30, 2002), and is secured by U.S. Treasury investments of $4,278,000 held at the same institution. The amount outstanding under this margin facility includes accrued interest of $9,000 through September 30, 2002.

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

	Point-of-purchase display and packaging	Equipment rentals and sales	Group purchasing services	Finance and secured lending (3)	Reportable segment totals
Nine months ended September 30
2002
Revenues	$12,670	$4,699	$438	$(100)	$17,707
Gross profit	4,535	1,447	438	(100)	6,320
Selling, general and administrative (4)	4,221	1,958	672	2,087	8,938
Depreciation, amortization, accretion, net (1)	184	55	27	7	273
Interest expense	30	68	4	9	111
Income (loss) before income taxes (2)	100	(634)	(265)	(2,203)	$(3,002)
Capital expenditures	1,141	263	—	—	1,404

Total assets	$11,475	$3,586	$518	$24,730	$40,309

2001
Revenues	$12,231	$6,224	$766	$1,236	$20,457
Gross profit	4,475	2,222	766	1,236	8,699
Selling, general and administrative	2,641	2,909	730	1,544	7,824
Depreciation, amortization, accretion, net (1)	335	3,270	81	40	3,726
Interest expense	41	190	10	0	241
Income (loss) before income taxes (2)	1,458	(4,147)	(55)	(348)	(3,092)
Capital expenditures	251	545	—	2	798

Total assets	$10,196	$5,252	$1,158	$31,383	$47,989

Three months ended September 30
2002
Revenues	$4,442	$1,407	$157	$(117)	$5,889
Gross profit	1,731	322	157	(117)	2,093
Selling, general and administrative	1,352	571	208	385	2,516
Depreciation, amortization, accretion, net (1)	81	18	9	2	110
Interest expense	12	19	1	9	41
Income (loss) before income taxes (2)	286	(286)	(61)	(513)	(574)
Capital expenditures	237	5	—	—	242

Total assets	$11,475	$3,586	$518	$24,730	$40,309

2001
Revenues	$5,004	$1,506	$279	$123	$6,912
Gross profit	1,682	270	279	123	2,354
Selling, general and administrative	996	1,234	240	500	2,970
Depreciation, amortization, accretion, net (1)	115	3,125	27	9	3,276
Interest expense	14	53	2	0	69
Income (loss) before income taxes (2)	557	(4,142)	10	(386)	(3,961)
Capital expenditures	36	(54)	—	—	(18)

Total assets	$10,196	$5,252	$1,158	$31,383	$47,989

(1)	Excludes depreciation and amortization charges to cost of sales.
(2)	Income (loss) before taxes represents income before taxes and minority interests.
(3)	Finance and secured lending includes corporate activities.
(4)	Includes in the Finance and secured lending segment tender offer expenses of $628,000 for the nine months ended September 30, 2002—see “Management’s Discussion and Analysis of Financial Conditions and Results of Operation”.

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

On April 22, 2002, the Corporation was notified of a complaint filed against it and each member of the Corporation’s board of directors in the Delaware Court of Chancery for New Castle County, by a shareholder of the Corporation. The lawsuit was filed in response to the Corporation’s tender offer to purchase any and all outstanding shares of its common stock at a price of $2.80 per share. The plaintiff brought this action individually and as a purported class action on behalf of all shareholders of the Corporation. The complaint, as subsequently amended, alleges that the Corporation and the members of the Corporation’s board of directors have breached their fiduciary duties to the Corporation’s shareholders. Specifically the complaint alleges: (a) Westminster shareholders were being denied the opportunity to make a fully informed judgment on a major corporate transaction in which they had to select among their options to hold or tender their stock; (b) the tender offer was structured in such a way that it was coercive; and (c) the tender offer benefited the fiduciaries at the expense of Westminster’s public shareholders.

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

The Corporation and the other defendants have reached a proposed settlement with the litigants in this matter, which has been submitted to the court for approval. A hearing on the proposed settlement has been set for March 7, 2003 – (see Note 12).

12.    SUBSEQUENT EVENTS

On October 30, 2002, the Corporation renewed its lease for the corporate offices under a new five- year lease beginning November 1, 2002 and expiring October 31, 2007 at prevailing market rates. Other terms and provisions of the lease are similar to the expired lease.

On October 31, 2002, the real estate acquired through foreclosure on September 6, 2001 with a carrying value of $3,667,000 was sold for $4,500,000, before closing costs of $252,000. The purchase price consisted of $500,000 in cash and a promissory note in the principal amount of $4,000,000, which is secured by a first trust deed on the property. The promissory note accrues interest at 7½% per annum, payable monthly, with principal payable $300,000 on or before January 1, 2003, $200,000 on or before April 1, 2003 and the balance on or before September 30, 2004. Of the payment due on January 1, 2003, $200,000 has been received to date and $100,000 is overdue. The Corporation will record a gain from this transaction of approximately $581,000 after closing costs during the fourth quarter ending December 31, 2002.

On January 7, 2003, a Stipulation of Settlement was filed with the Delaware Court of Chancery setting forth terms of a proposed settlement regarding the lawsuit filed in connection with the tender offer by Westminster to purchase any and all of its common stock at $2.80 per share.

The Offer was made upon the terms and conditions set forth in the Offer to Purchase dated April 18, 2002 and related Letter of Transmittal. The purpose of the Offer was to provide the holders of Westminster’s common stock with liquidity for their shares at a price that the board of directors, based on the unanimous recommendation of a special committee consisting of independent members of the board of directors, had determined to be fair to Westminster’s shareholders, other than William Belzberg, Hyman Belzberg, Keenan Behrle and certain other shareholders who advised Westminster that they did not intend to tender their shares pursuant to the Offer.

On April 19, 2002, Barry Blank, on behalf of himself and other similarly situated shareholders, filed a complaint in the Delaware Court of Chancery against Westminster and its directors in connection with the Offer, alleging, among other things, that the Offer was unfair. Although the plaintiff requested that the Offer be enjoined pending the outcome of the lawsuit, the Court denied the plaintiff’s request to schedule a preliminary injunction hearing and the Offer was closed without resolving the lawsuit. The parties to the lawsuit have engaged in settlement discussions over the past several months. As a result of these discussions, the parties have reached a proposed settlement whereby all class members will receive $3.00 per share of Westminster common stock (less a pro rata share of attorneys’ fees) (the “SETTLEMENT”).

If the Delaware Court of Chancery enters an Order of Final Judgment approving the Settlement, the Settlement will be consummated as follows: (i) Westminster will pay each shareholder that tendered common stock in the Offer an additional $0.20 per share (less a pro rata share of attorneys’ fees); (ii) Westminster will purchase the common stock owned by Barry Blank, which is represented to be approximately 349,300 shares, for $3.00 per share (less a pro rata share of attorneys’ fees); and (iii) William Belzberg, Hyman Belzberg, Greggory Belzberg and Keenan Behrle (“CONTINUING SHAREHOLDERS”) will contribute their shares of common stock to a new company which will then own in excess of 90% of Westminster’s outstanding common stock and the new company will then merge with and into Westminster, and each of the shareholders of Westminster will be entitled to receive $3.00 per share for their shares of common stock (less a pro rata share of attorneys’ fees) and the shareholders of the new company (i.e. the Continuing Shareholders) will receive shares of stock of Westminster. Upon completion of the foregoing merger, Westminster will be privately held by the Continuing Shareholders. If any of Westminster’s shareholders entitled to receive cash for their shares in the merger object to the price, they may exercise appraisal rights as provided under the Delaware General Corporation Law.

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

Borrowings

At September 30, 2002, $6,149,000 was owed under various debt agreements, of which $4,109,000, including accrued interest of $9,000 represents amounts borrowed under a margin loan and $1,304,000 represents amounts owed by Matrix under a line of credit facility.

The margin loan of $4,100,000 ($6,504,000 Canadian) was established to fund two real estate mortgage loans made by Westminster to borrowers in Canada—(see Note 3). This loan facility accrues interest at 4% per annum and is secured by U.S. Treasury investments of $4,278,000 held at the same institution. The amount outstanding under this margin facility includes accrued interest of $9,000 through September 30, 2002.

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

Westminster’s sources of cash during the nine months included $4,698,000 in borrowings of which $4,275,000 was a margin loan used to fund loan originations noted above, $1,239,000 in proceeds from the liquidation of limited partnership interests, $964,000 in collections on notes receivable and $577,000 in proceeds from the sale of foreclosed real estate.

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

On April 19, 2002, an action was filed against Westminster and each member of the Corporation’s board of directors in the Delaware Court of Chancery for New Castle County, by a shareholder on behalf of all shareholders of the Corporation in response to the Corporation’s tender offer to purchase any and all outstanding shares of its common stock at a price of $2.80 per share.

On January 7, 2003, a Stipulation of Settlement was filed with the Delaware Court of Chancery setting forth terms of a proposed settlement regarding the lawsuit filed in connection with the tender offer by Westminster to purchase any and all of its common stock at $2.80 per share. A hearing on the proposed settlement is scheduled for March 7, 2003. If the Delaware Court of Chancery enters an Order of Final Judgment approving the Settlement, the Settlement is expected to cost Westminster approximately $2,600,000 inclusive of legal expenses. See Part II, Item 1—Legal Proceedings.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities was issued by the FASB in June 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Westminster is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position or results of operations.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On January 7, 2003, a Stipulation of Settlement was filed with the Delaware Court of Chancery setting forth terms of a proposed settlement regarding the lawsuit filed in connection with the tender offer by Westminster to purchase any and all of its common stock at $2.80 per share (the “OFFER”).

The Offer was made upon the terms and conditions set forth in the Offer to Purchase dated April 18, 2002 and related Letter of Transmittal. The purpose of the Offer was to provide the holders of Westminster’s common stock with liquidity for their shares at a price that the board of directors, based on the unanimous recommendation of a special committee consisting of independent members of the board of directors, had determined to be fair to Westminster’s shareholders, other than William Belzberg, Hyman Belzberg, Keenan Behrle and certain other shareholders who advised Westminster that they did not intend to tender their shares pursuant to the Offer.

On April 19, 2002, Barry Blank, on behalf of himself and other similarly situated shareholders, filed a complaint in the Delaware Court of Chancery against Westminster and its directors in connection with the Offer, alleging, among other things, that the Offer was unfair. Although the plaintiff requested that the Offer be enjoined pending the outcome of the lawsuit, the Court denied the plaintiff’s request to schedule a preliminary injunction hearing and the Offer was closed without resolving the lawsuit. The parties to the lawsuit have engaged in settlement discussions over the past several months. As a result of these discussions, the parties have reached a proposed settlement whereby all class members will receive $3.00 per share of Westminster common stock (less a pro rata share of attorneys’ fees) (the “SETTLEMENT”).

If the Delaware Court of Chancery enters an Order of Final Judgment approving the Settlement, the Settlement will be consummated as follows: (i) Westminster will pay each shareholder that tendered common stock in the Offer an additional $0.20 per share (less a pro rata share of attorneys’ fees); (ii) Westminster will purchase the common stock owned by Barry Blank, which is represented to be approximately 349,300 shares, for $3.00 per share (less a pro rata share of attorneys’ fees); and (iii) William Belzberg, Hyman Belzberg, Greggory Belzberg and Keenan Behrle (“CONTINUING SHAREHOLDERS”) will contribute their shares of common stock to a new company which will then own in excess of 90% of Westminster’s outstanding common stock and the new company will then merge with and into Westminster, and each of the shareholders of Westminster will be entitled to receive $3.00 per share for their shares of common stock (less a pro rata share of attorneys’ fees) and the shareholders of the new company (i.e. the Continuing Shareholders) will receive shares of stock of Westminster. Upon completion of the foregoing merger, Westminster will be privately held by the Continuing Shareholders. If any of Westminster’s shareholders entitled to receive cash for their shares in the merger object to the price, they may exercise appraisal rights as provided under the Delaware General Corporation Law.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99-1—Certificate of William Belzberg, Chief Executive Officer of Westminster Capital, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99-2—Certificate of Rui Guimarais, Chief Financial Officer of Westminster Capital, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 6, 2003	WESTMINSTER CAPITAL, INC. (Registrant)

	By	/s/ WILLIAM BELZBERG
William Belzberg, Chairman of the Board of Directors and Chief Executive Officer

	By	/s/ RUI GUIMARAIS
Rui Guimarais Chief Financial Officer

CERTIFICATION OF WILLIAM BELZBERG, CHIEF EXECUTIVE OFFICER OF

WESTMINSTER CAPITAL, INC.

This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the quarterly report on Form 10-Q/A (the “Form 10-Q/A”) for the quarter ended September 30, 2002 of Westminster Capital, Inc. (the “Issuer”).

I, William Belzberg, the Chief Executive Officer of Issuer, certify:

1.    I have reviewed this quarterly report on Form 10-Q/A for the quarter ended September 30, 2002 of Westminster Capital, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 6, 2003

By  /s/    William Belzberg

      William Belzberg,

      Chairman of the Board of

      Directors and Chief

      Executive Officer

      (Principal Executive Officer)

CERTIFICATION OF RUI GUIMARAIS, CHIEF FINANCIAL OFFICER OF

WESTMINSTER CAPITAL, INC.

This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the quarterly report on Form 10-Q/A (the “Form 10-Q/A”) for the quarter ended September 30, 2002 of Westminster Capital, Inc. (the “Issuer”).

I, Rui Guimarais, the Chief Financial Officer of Issuer, certify:

1.    I have reviewed this quarterly report on Form 10-Q/A for the quarter ended September 30, 2002 of Westminster Capital, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 6, 2003

By  /s/    Rui Guimarais

      Rui Guimarais

      Chief Financial Officer

      (Principal Financial Officer)