Form 10-K
period 2002-12-31
WESTMINSTER CAPITAL INC
filed 2003-04-15
CIK 34489

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

Registrant’s Telephone Number, Including Area Code: (310) 278-1930

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1.00 Par Value Per Share

(Title of Each Class)

American Stock Exchange; Archipelago Exchange

(Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES  ☐  NO  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price on the American Stock Exchange of its common stock on June 28, 2002 was approximately $2,069,000. For purposes of the foregoing calculation, certain persons that have filed reports on Schedule 13D with the Securities and Exchange Commission with respect to the beneficial ownership of more than 5% of the registrant’s outstanding voting stock and directors and executive officers of the registrant have been excluded from the group of stockholders deemed to be nonaffiliates of the registrant.

The number of shares of the registrant’s common stock, $1.00 par value per share, outstanding as of March 21, 2003, was 5,058,429.

WESTMINSTER CAPITAL, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS.

Throughout this Annual Report, Westminster Capital, Inc. (the “Corporation” or “Westminster”) makes forward-looking statements regarding various aspects of its business and affairs, including statements in Item 1—“Business” regarding business strategy; statements in Item 3—”Legal Proceedings” regarding the merits of claims and defenses in litigation; and statements in Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” about cash needs of the Corporation. The words “expect,” “estimate,” “believe” and similar expressions and variations are intended to identify forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. For example, actual results could differ materially from those discussed in the forward-looking statements. Statements about future earnings and revenues and the adequacy of cash resources for future needs are uncertain because of the unpredictability of future events affecting such statements. All statements about the adequacy of real estate collateral involve predictions as to what a buyer will be willing to pay for the property in the future, which cannot be known with certainty. Readers are cautioned not to put undue reliance on such forward-looking statements. The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

ITEM 1. BUSINESS

INTRODUCTION

We are a diversified holding company operating in four business segments: (i) point-of-purchase display and packaging, (ii) audio-visual equipment rental and sales, (iii) group purchasing services and (iv) finance and secured lending. Our strategy is to acquire a majority or one hundred percent interests in operating businesses that we believe have growth potential through internal growth or through further acquisition.

Westminster is a Delaware corporation formed in 1959. Our executive offices are located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212 and our telephone number is (310) 278-1930.

RECENT EVENTS

On January 7, 2003, a Stipulation of Settlement (“Settlement”) was filed with the Delaware Court of Chancery in a case entitled Barry Blank v. William Belzberg, et al, the lawsuit filed against the Corporation and all of its directors in connection with the tender offer commenced in April 2002 by Westminster to purchase any and all of its common stock at $2.80 per share (the “Offer”) (see Item 3. Legal Proceedings). On March 7, 2003, the Court of Chancery held a hearing to consider the Settlement. To date the Court of Chancery has not ruled on the Settlement.

The Settlement, if approved, would provide as follows: (i) Westminster would pay each shareholder that tendered common stock in the Offer an additional $0.20 per share (less a pro rata share of attorneys’ fees); (ii) Westminster would purchase the common stock owned by Barry Blank, which is represented to be approximately 349,300 shares, for $3.00 per share (less a pro rata share of attorneys’ fees); and (iii) William Belzberg, Hyman Belzberg, Greggory Belzberg and Keenan Behrle (“Continuing Shareholders”) would contribute their shares of common stock to a newly formed company which would then own in excess of 90% of Westminster’s outstanding common stock and the new company would then merge with and into Westminster, and each of the shareholders of Westminster (other than the new company) would be entitled to receive $3.00 per share for their shares of common stock (less a pro rata share of attorneys’ fees) and the shareholders of the new company would receive shares of stock of Westminster. Upon completion of the merger, Westminster would be privately held by the Continuing Shareholders. If any of Westminster’s shareholders entitled to receive cash for their shares in the merger object to the price, they may exercise appraisal rights as provided under the Delaware General Corporation Law.

BUSINESS SEGMENTS

Point-of-Purchase Display and Packaging

One Source Industries

Our point-of-purchase display and packaging business operates through One Source Industries, L.L.C. (“One Source”). One Source serves consumer product manufacturers seeking display and packaging solutions that enhance sales and brand recognition while satisfying the point-of-purchase requirements of mass merchandisers and specialty retailers. One Source designs, packs and ships clamshell packaging for products ranging from sunglasses to ink jet cartridges. One Source also designs, fabricates, assembles and fulfills temporary point-of-purchase displays for products ranging from computer software to toys. One Source offers attractive and cost effective solutions to complex packaging and promotional needs, combining interrelated disciplines of graphic and structural design, display construction and final assembly. It provides clamshell packaging and temporary point-of-purchase displays that offer high impact visual presentation but are easy to assemble, durable and stable.

In January 2002, One Source hired certain former employees and agreed to acquire certain assets, including inventory, software and a customer list, from a company engaged in the permanent point-of-purchase display business and the fulfillment business. With the additional personnel and customer list acquired, One Source was able to extend its operations from clamshell packaging and temporary display business into the permanent display and fulfillment business. The permanent display business consists of the design, fabrication and assembly of free-standing racks, stands and similar products or store-within-a-store units, generally constructed of wood, plastic and metal, that provide point-of-purchase display of branded consumer products in a variety of retail settings. The fulfillment business involves the design, sourcing, inventory management and shipping of premiums and promotional products bearing a client’s branded identity and printed promotional material for clients that use promotional products and materials to market themselves.

One Source’s business is affected by seasonal demand. Clamshell packaging serves manufacturers whose products are sold year-round but experience sales increases during the Christmas holiday season. Point-of-purchase displays are customarily used by consumer product manufacturers for promotional sales that are tied to product introductions, special sales, holiday periods, particularly the Christmas season, special events and co-marketing programs. Sales of temporary displays are, therefore, seasonal in nature with the greatest sales activity falling in the third quarter of the calendar year. Sales of permanent displays and fulfillment services are customarily less seasonal. During 2002, One Source did approximately 40% of its business with three customers. A loss of any one of these customers would negatively impact future revenues and profitability. Management of One Source is focused on diversifying both its customer base and the consumer product lines it packages in order to reduce seasonality and dependence on a few customers. Development of permanent display sales and fulfillment services are intended to further the effort to diversify One Source’s business.

While One Source’s revenues grew in the fiscal year ended December 31, 2002, One Source’s clamshell and temporary display business declined substantially as a result of declines in product sales and elimination of stock keeping units by clamshell customers and a decrease in orders for temporary displays from customers who had purchased temporary displays from One Source in prior years. The revenues produced by the new fulfillment and permanent display product lines resulted in growth in total revenues when compared to the prior fiscal year. New management personnel and the addition of employees related to the permanent display and fulfillment product lines during 2002 resulted in substantial increases in general and administrative expenses in anticipation of increases in sales and revenues, which did not occur to the extent management of One Source projected, particularly in the fourth quarter, traditionally One Source’s highest revenue quarter. Additionally, deliveries of defective permanent displays from a subcontractor and management’s failure to reach a financial settlement with the subcontractor adversely affected One Source’s gross margin in the fourth quarter of 2002. As a result, One Source incurred a substantial loss for 2002. In the first quarter of 2003, certain changes were made in the management of One Source and cost reductions to general and administrative expenses were initiated to bring costs to a level consistent with the business needs of One Source in light of actual sales levels and to improve management of relations with subcontractors.

One Source sells its principal products in a highly competitive market that is comprised of many participants. Although no single company is dominant, One Source does face significant competition in each of the consumer product segments it serves. One Source’s competitors include large, vertically integrated companies, as well as numerous smaller companies that broker packaging. In the clamshell business, One Source is aware of a substantial clamshell competitor headquartered in Southern California that has a substantial portion of the club store business. The market in which One Source competes has historically been sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. Other competitive factors include design, quality and service, with varying emphasis depending on product line.

One Source, founded in 1985 as One Source Industries, Inc., was converted to a limited liability company in 1998 and became an 80% owned subsidiary of Westminster in January 1999. One Source is headquartered in Irvine, California, has a sales office in Bentonville, Arkansas, and has a production and assembly facility in Memphis, Tennessee.

Equipment Rental and Sales

Matrix Visual Solutions

Logic Technology Group, Inc., dba Matrix Visual Solutions (“Matrix”), rents and sells a wide range of high-quality, state-of-the-art audio-visual equipment on the wholesale level to other audio-visual companies and presentation companies. Matrix also rents audio-visual equipment and provides related technical support, commonly referred to as “presentation services,” directly to end-users for entertainment, corporate and educational events, trade show exhibitions and hotel and hospitality venues. Rental of equipment generated approximately 84% of Matrix’ revenue for the year ended December 31, 2002, of which approximately 46% came from wholesale rental to other rental and presentation companies and the balance came from direct rental, presentation services for staged events and trade show exhibitions. Sales of new and used audio-visual equipment represented the balance of revenues for the year ended December 31, 2002. Matrix does not maintain an inventory of new equipment for sale and purchases and sells new equipment only when a customer indicates that it wishes to purchase rather than rent. Matrix sells used equipment as a method of disposing of rental equipment it no longer needs.

In 2000, Matrix began direct rental to end-users in order to diversify its rental business beyond rental to wholesale customers. Direct rentals often include value-added presentation services, as well as equipment, are less sensitive to pricing and provide the opportunity for customer loyalty and repeat business. In 2002, Matrix continued its efforts to grow this area of its business by marketing products and technical services to customers who stage events, either stand-alone or as part of conventions or trade shows, or who use equipment and technical services for trade show exhibits. This portion of Matrix’ business grew approximately 24% from 2001 to 2002. However, Matrix’ overall rental business declined 23% in 2002. Matrix believes this decline resulted from declines in rental prices due to greater competition, a decrease in rentals to competitors who will no longer sub-rent from Matrix due to competition from Matrix in the direct rental market and cutbacks in expenditures for corporate events and trade show exhibits as part of the economic slow-down during 2001 and 2002. Matrix intends to continue direct rental, including staging, trade show and corporate presentations. It will also continue to operate the wholesale segment of its business, which may continue to be impacted by customers who are resistant to sub-renting from a competitor.

The audio-visual rental and presentation services business is seasonal in nature, fluctuating with the annual calendar of trade shows, corporate meetings and similar events. These events are generally held in the periods from February through June and August through mid-November. During 2001 and 2002, this seasonal calendar was disrupted by the decline in travel and trade show attendance following the tragedy of September 11 and subsequent concerns over potential terrorist attacks and the threat of war. Matrix rents to a diversified customer base and does not depend on any single customer for more than 4% of its revenues. In the opinion of management of Matrix, the industry is driven by a trend among businesses toward outsourcing of meetings, events, training and communications. As demonstrated by the decline in travel and meetings in the fall of 2001 and in 2002, it also depends on the business community’s commitment to hold meetings, conventions, trade shows and staged events.

Matrix has not been able to obtain reliable data with respect to the size of the audio-visual rental market or the number and size of its competitors. Competitive factors in the direct rental market include breadth and quality of equipment, quality of technical support, price and geographic reach. Matrix is aware of a number of competitors that have greater inventory, more technical support and broader geographic reach than it has. However, in the experience of management of Matrix, the business is highly fragmented with no one participant or small number of participants dominant in the end-user market. Competition is generally greater among firms that specialize in wholesale rental within a regional market and that competition is principally based on price and depth of inventory. Increased competition to supply a decreased demand due to both the economic slowdown and a drop in the number of corporate and trade events has led to a decrease in wholesale margins. Management of Matrix believes that it competes effectively in the geographic areas it serves in the wholesale market.

During the year ended December 31, 2001, Westminster recorded an impairment write-down of the goodwill related to this business after due consideration of all factors related to its business, including the historic and expected future operating performance of the company (see Note 9 of Notes to Consolidated Financial Statements).

Matrix began operations in 1997. Westminster acquired a 68% interest in Matrix in November 1999. In February 2002, Westminster acquired an additional 6% interest in Matrix from Matrix’ other shareholder. Matrix is based in Santa Ana, California with branch locations in Las Vegas, San Francisco and San Diego. Each facility houses a wide variety of audio-visual equipment including digital projectors, screens, plasma displays, microphones, speakers and related presentation equipment.

Group Purchasing Services

Our group purchasing services operate through Westland Associates, Inc. (“Westland”) which provides group purchasing of goods and services to new car dealers. Prior to October 2002, our majority owned subsidiary Physician Advantage, L.L.C. (“Physician Advantage”) provided group purchasing of medical, surgical, pharmaceutical and office equipment and supplies to health care providers including physicians, surgical centers and other alternate care facilities. Physician Advantage ceased operations in October 2002 (see “Discontinued Operations” below).

Westland

Westland offers group purchasing services to new car dealers that enroll as members. Westland serves its dealer-members by introducing them to pre-approved vendors offering a wide spectrum of products and services for auto dealerships at reduced prices. Dealer-members place orders directly with the vendors or through Westland. Vendors ship products directly to the dealer-members and bill Westland. Westland consolidates multiple vendor invoices into a single invoice for each dealer-member. Dealer-members make payments to Westland and Westland pays the vendors.

Westland’s revenues are derived from product margins, markups on service contracts, rebates and membership fees. Margins and markups vary by product and are typically higher for Westland brands.

At December 31, 2002, Westland had approximately 700 dealer-members. Dealer-members are located primarily in California, Arizona, Nevada and Colorado. Westland offers products and services from over 70 vendors. These vendors include major national companies, as well as regional suppliers. Westland selects its vendors based upon product suitability, quality, dealer support and price. Westland continuously surveys its members to determine satisfaction with existing vendors and to assess the need for new products or services to meet the changing demands of dealer-members. Effective September 1, 2001, a significant vendor that offered specialized business forms and related printed products elected not to renew its long-term contract with Westland and elected to sell directly to dealers. Westland has replaced that vendor with a new vendor offering a broader product line at more attractive prices and at higher margins for Westland. While a growing number of Westland members are purchasing from the new vendor and revenues from this vendor increased monthly through 2002, rebate revenues paid to Westland by the new vendor in 2002 represent only 11.9% of rebate revenues paid by the former vendor for 2001. Westland anticipates that its revenues and profitability for the current fiscal year are likely to continue to be adversely affected by this change in vendors.

To Westland’s knowledge, there is no other group purchasing organization that competes either in the regions where Westland concentrates its marketing efforts or on a national level. State associations of dealers do provide group purchasing strength for certain items, particularly business forms. There are also large dealership groups under common ownership that consolidate portions of their purchasing. In Westland’s experience, none of these competitors provides a comprehensive selection of products and services comparable to Westland’s. The most significant challenge to the growth of Westland’s business is cost-effective marketing of the program through customer representatives, given the small gross margins Westland earns from the sale of products.

During the year ended December 31, 2001, Westminster recorded an impairment write-down of the goodwill related to this business after Westland received notice of cancellation of a long-term contract from a significant vendor of specialized business forms. This vendor relationship represented more than 50% of revenues earned by Westland (see Note 9 of Notes to Consolidated Financial Statements).

Westland was established in 1954 by a group of new car dealers in Southern California. Westminster acquired 100% of the common stock of Westland in 1997. The company is headquartered in Anaheim, California.

Finance and Secured Lending

Our financing activities include secured lending and equity investments. We generally make loans that mature in twenty-four months or less. Collateral for loans may include real and personal property. We also invest in securities-available-for-sale.

Secured lending

The Corporation originates and, from time to time, purchases loans that are generally secured by real estate, personal property or other collateral. In connection with each loan proposal, we consider the value and quality of the real estate or other collateral available to secure the loan compared to the loan amount requested, the borrower’s sources of repayment, the proposed interest rate and repayment terms, and the credit-worthiness of the borrower. We generally hold originated or purchased loans in our portfolio until maturity or earlier payoff.

At December 31, 2002, outstanding loans consisted of three loans secured by real property in the aggregate principal amount of $8,101,000.

On October 31, 2002, a commercial office building acquired through foreclosure in August 2001 was sold for $4,500,000. The purchase price consisted of $500,000 in cash and a purchase-money promissory note in the principal amount of $4,000,000, which is secured by a first trust deed on the building. The promissory note accrues interest at 7½% per annum, payable monthly, with principal payable $300,000 on or before January 1, 2003, $200,000 on or before April 1, 2003 and the balance on or before September 30, 2004. The borrower failed to make timely payment of the principal payment of $300,000 due January 1, but subsequently cured this default when the $300,000 payment was received on February 18, 2003. Monthly payments of interest have been paid in accordance with the terms of the loan.

The building that was sold in October 2002 was originally provided to the Corporation as collateral for a loan in the principal amount of $4,218,500 and was subsequently acquired through a credit bid at a trustee’s sale in 2001 after the borrower defaulted on that loan. At December 31, 2001, the Corporation held additional collateral for this same loan, including junior encumbrances on three pieces of residential property. Prior to December 31, 2001, the Corporation purchased a senior encumbrance on one of these residential properties for $390,000. During 2002, the Corporation acquired that residential property through foreclosure and sold it to a third party for a sale price of $925,000 consisting of cash in the amount of $250,000 and a note secured by a first deed of trust on the property in the principal amount of $675,000 with interest at 9% payable monthly and principal due on or before February 1, 2003. This note was paid in full in September 2002. A second of these residential properties was sold in May 2002 by the owner, and as consideration for Westminster’s consent to remove its junior lien, the owner paid the corporation $268,442. Westminster continues to hold a junior encumbrance on a third residential property. At the present time the Corporation has no plans to initiate foreclosure proceedings with respect to that encumbrance.

In July 2002, the Corporation purchased for $1,350,000 ($2,004,000 Canadian) a 31% interest in a promissory note in the principal amount of $6,500,000 Canadian secured by a first mortgage on approximately 256 acres of land zoned for industrial development located in Alberta, Canada from Paragon Capital Corporation Limited (“Paragon”), an Alberta, Canada loan broker, in connection with the acquisition of the secured loan from the original lender. The secured loan accrued interest at 12% per annum, with accrued interest and principal due at payoff. The loan balance at December 31, 2002, converted to U.S. dollars based on the year-end exchange rates, was approximately $1,264,000. The secured loan was in default at the time the loan was purchased by Paragon on behalf of the Corporation and others, and the land securing the loan was subsequently recovered through foreclosure. In January 2003, the land was sold and the secured loan was repaid in full.

In September 2002, the Corporation purchased for $2,925,000 ($4,500,000 Canadian) a 36% interest in a promissory note with an outstanding balance of $12,500,000 Canadian secured by first mortgages on 188 condominium units located in Calgary, Alberta, Canada, an assignment of rents, sales proceeds from the condominiums, and a personal guarantee from a shareholder of the borrower. The Corporation purchased the interest in the loan from Paragon. The loan accrues interest at 14% per annum, compounded monthly, with interest payable monthly and principal due on April 1, 2003, with one six-month renewal option upon payment of a 2.5% renewal fee and provided the loan has not been in default. The loan balance at December 31, 2002, converted to U.S. dollars based on the year-end exchange rates, was approximately $2,837,000. In March 2003, the borrower defaulted in the payment of interest on the loan and Paragon and the Corporation initiated foreclosure proceedings. In April 2003, the borrower paid off the loan and all accrued interest.

Cash and securities available-for-sale

We hold significant investments in cash and securities available-for-sale. These securities consist principally of U.S. Government and Agency securities, but also include investments in commercial paper, publicly traded common and preferred stocks, warrants, and convertible debentures. Assets identified as “cash and cash equivalents” consist principally of short-term, top-tier, investment grade commercial paper. The Corporation’s investment policy governing fixed income securities provides that the maximum maturity may not exceed 24 months and the weighted-average maturity may not exceed twelve months. We do not actively engage in investing in equity securities, but we may from time to time make investments when opportunities arise that are consistent with our business objectives. Certain of the equity securities owned by us were received as additional consideration for loans we made.

Other Income

Investments in limited partnerships that invest in securities

During 2002, we held investments in certain limited partnerships that invest in securities. Each of the partnerships seeks to achieve returns through investments in equity and debt securities following identified strategies. At December 31, 2002, we had elected to withdraw from the limited partnerships and our interests in those partnerships were being liquidated. We have no plans presently to invest in additional limited partnerships of this type. When we have made these investments, our investment decisions were based on the past performance of the limited partnerships, the past performance of their general partners, and diversification of identified strategies.

Other investments

We hold several other investments in privately owned development or early stage companies. Such individual investments typically do not exceed $250,000 and represent less than 20% ownership of any such entity.

Discontinued Operations

Physician Advantage

Physician Advantage administered a group purchasing program with Broadlane, a subsidiary of Tenet Healthcare, Inc., offering medical, surgical, pharmaceutical and office supplies for physicians. Hospitals have purchased supplies through group purchasing organizations for many years, but similar opportunities have not been available to physicians. Through Broadlane, comparable group purchasing benefits are extended to physicians. To be eligible to participate in the program, physicians had to be admitting physicians at a hospital owned or managed by Broadlane.

Physician Advantage provided customer relations with the physicians, administered registration in the program, tracked transactions between purchasing physicians and the distributors serving the program and confirmed that physicians received appropriate pricing. Physicians did not pay a fee to participate in the program. Physician Advantage’s revenues came from administrative fees paid by the distributors based on the purchase volume of participating physicians.

During the year ended December 31, 2000, Westminster recorded an impairment write-down of the goodwill related to this business in the amount of $1,360,000. This impairment write-down was made after consideration of all factors related to the business of Physician Advantage, including its historic operating losses and its inability to achieve its revised business plan.

Broadlane elected not to renew its contract with Physician Advantage beyond September 29, 2002. The contract with Broadlane produced substantially all of Physician Advantage’s revenue. Accordingly, Physician Advantage ceased operations in October 2002 and its results of operations are reported as a discontinued operation for all periods presented.

Physician Advantage has filed a lawsuit naming Tenet Healthcare, Inc. and Broadlane as defendants claiming that the contract between Physician Advantage and Tenet provides for continuing payments to Physician Advantage of fees derived from future purchases made by physicians enrolled in the program prior to expiration of the contract on September 29, 2002 (see Item 3. Legal Proceedings).

EMPLOYEES

As of December 31, 2002, we and our wholly and partially owned subsidiaries employed a total of one hundred and twenty-six salaried employees. Three of our employees are executive officers of the Corporation.

Employee distribution by industry segment is as follows:

Segment	Number of employees
Finance and secured lending	5
Group purchasing services	8
Point-of-purchase display and packaging	66
Equipment rental and sales	47

ITEM 2. PROPERTIES

Our executive offices are located at 9665 Wilshire Boulevard, Suite M-10, Beverly Hills, California 90212, telephone (310) 278-1930. This office, consisting of 2,976 square feet of space, is leased for a five-year term ending in October 2007.

Point-of-purchase display and packaging – One Source, our point-of-purchase display and packaging segment, has its corporate headquarters at 15215 Alton Parkway, Suite 100, Irvine, California 92618. This office space, consisting of 15,293 square feet, is located in a light industrial/office park and also serves as a sales office and design center. This lease expires in July 2006. One Source has an 85,018 square foot facility for manufacturing and warehouse use located in Memphis, Tennessee, that is under lease through June 30, 2005. One Source maintains a sales office in Bentonville, Arkansas.

Equipment rental and sales – Matrix, our equipment rental and sales segment, has its corporate office at 2915 S. Daimler Street, Santa Ana, California 92705. The space, which totals 11,000 square feet, also serves as the main warehouse. The lease expires on June 30, 2007. The company also has branch offices that serve as sales and warehouse facilities in San Francisco, California; San Diego, California and Las Vegas, Nevada. These facilities range in size from 1,625 to 9,818 square feet.

Group purchasing services – Westland is headquartered in leased office space of 3,528 square feet in a business park located at 2121 Towne Centre Place, Suite 110, Anaheim, California 92806, pursuant to a five-year lease expiring in March 2003. Commencing April 1, 2003, Westland has agreed to sublet from One Source approximately 2,200 square feet in its Irvine, California facility.

Finance and secured lending – Our executive offices described above also serve as the business location for all finance and lending activities.

We believe our facilities, taken as a whole, are well maintained and are adequate for our current and foreseeable business needs.

ITEM 3. LEGAL PROCEEDINGS

Barry Blank v. William Belzberg, et al. On April 19, 2002, a complaint was filed against the Corporation and each member of the Corporation’s board of directors in the Delaware Court of Chancery for New Castle County, by a shareholder of the Corporation. The lawsuit was filed in response to the Corporation’s Offer to purchase any and all outstanding shares of its common stock at a price of $2.80 per share. The plaintiff brought this action individually and as a purported class action on behalf of all shareholders of the Corporation. The complaint, as subsequently amended, alleged that the Corporation and the members of the Corporation’s board of directors breached their fiduciary duties to the Corporation’s shareholders. Specifically the complaint alleged: (a) Westminster’s shareholders were denied the opportunity to make a fully informed judgment on a major corporate transaction in which they had to select among their options to hold or tender their stock; (b) the Offer was structured in such a way that it was coercive; and (c) the Offer benefited the fiduciaries at the expense of Westminster’s public shareholders.

The complaint sought, among other things, preliminary and permanent injunctive relief prohibiting the Corporation from proceeding and implementing the Offer and, if the Offer was completed, an order rescinding the Offer and awarding damages to the purported class. On May 8, 2002, the Delaware Court of Chancery denied the motion for expedited proceedings filed by the plaintiff and refused to schedule a hearing on the plaintiff’s motion for a preliminary injunction, which sought to enjoin the Corporation’s Offer. The Offer was closed without resolving the lawsuit. Although Westminster and its directors denied and continue to deny any allegations of wrongdoing, Westminster continued to engage in settlement discussions with the plaintiff following completion of the Offer.

On January 7, 2003, a Stipulation of Settlement (“Settlement”) was filed with the Delaware Court of Chancery. On March 7, 2003, the Court of Chancery held a hearing to consider the Settlement. To date the Court of Chancery has not ruled on the Settlement. The Settlement, if approved, would provide as follows: (i) Westminster would pay each shareholder that tendered common stock in the Offer an additional $0.20 per share (less a pro rata share of attorneys’ fees); (ii) Westminster would purchase the common stock owned by Barry Blank, which is represented to be approximately 349,300 shares, for $3.00 per share (less a pro rata share of attorneys’ fees); and (iii) William Belzberg, Hyman Belzberg, Greggory Belzberg and Keenan Behrle (“Continuing Shareholders”) would contribute their shares of common stock to a newly formed company which would then own in excess of 90% of Westminster’s outstanding common stock and the new company would then merge with and into Westminster, and each of the shareholders of Westminster (other than the new company) would be entitled to receive $3.00 per share for their shares of common stock (less a pro rata share of attorneys’ fees) and the shareholders of the new company (i.e. the Continuing Shareholders) would receive shares of stock of Westminster. Upon completion of the merger, Westminster would be privately held by the Continuing Shareholders. If any of Westminster’s shareholders entitled to receive cash for their shares in the merger object to the price, they may exercise appraisal rights as provided under the Delaware General Corporation Law.

Westminster Capital, Inc. v. Richard Rackemann, et al. The debtor on a loan in the principal amount of $4,218,500, made by Westminster in December 1999, defaulted in the payment of monthly interest installments on November 1, 2000. The loan was secured by collateral consisting of a first deed of trust on a commercial office building, a pledge of stock and a personal guarantee. Westminster declared the loan in default in November 2000, filed a Notice of Default and, in December 2000, filed the above captioned action seeking judicial foreclosure of the collateral. In April 2001, a Stipulation for Entry of Judgment in the action was entered in favor of Westminster in the amount of $4,684,623. Subsequent to the entry of the stipulated judgment, the debtor requested a forbearance to delay foreclosure on the building until after May 11, 2001 and, as consideration for the forbearance, conveyed to Westminster, as additional collateral, junior trust deeds on three additional pieces of residential property. Westminster scheduled a non-judicial trustee’s sale of the building for June 19, 2001. Prior to the sale, the debtor filed a Chapter 11 petition with the Bankruptcy Court and obtained an automatic stay of the trustee’s sale. The automatic stay was lifted in August 2001 and the building was sold at a trustee’s sale to Westminster by way of a credit bid of a portion of the indebtedness owed. In October 2002, the Corporation sold the building for $4,500,000 consisting of cash and a purchase-money note in the principal amount of $4,000,000 secured by a deed of trust on the building. The Corporation has recovered additional amounts in connection with two of the three residential properties on which it held junior encumbrances. See Item 1. Business, Finance and Secured Lending for further details.

Physician Advantage, LLC v. Tenet Healthcare Corporation and Broadlane. In December 2002, Physician Advantage filed a complaint against Tenet Healthcare, Inc. and Broadlane, a subsidiary of Tenet Healthcare. Under a contract between Tenet Healthcare and Access Managed Care, a subsidiary of Physician Advantage, Physician Advantage administered a group purchasing program for physicians associated with hospitals owned or managed by Tenet Healthcare. The contract terminated in September 2002, when Broadlane elected not to renew it. In the complaint, Physician Advantage alleges that it is entitled to continuing payment of fees derived from future purchases made by physicians enrolled in the program prior to expiration of the contract on September 29, 2002. The complaint seeks declaratory relief, an accounting and damages, subject to proof, for breach of contract and interference with contractual relationship. The defendants have responded with certain procedural objections. No discovery or hearings on substantive issues have yet taken place. Management of the Corporation is unable to determine the likely outcome of this suit at the present time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE CORPORATION’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The principal market for our common stock is the American Stock Exchange under the symbol “WI.” Our common stock is also traded on the Archipelago Exchange under the symbol “WI.” The high and low market prices for Westminster’s Common Stock, as reported in the consolidated transaction reporting system, are set forth below:

Fiscal Quarters	High	Low
2002
Fourth Quarter	$3.24	$2.70
Third Quarter	3.10	2.80
Second Quarter	3.13	1.80
First Quarter	2.14	1.80

2001
Fourth Quarter	$3.00	$1.75
Third Quarter	2.30	2.03
Second Quarter	2.38	2.12
First Quarter	2.52	2.00

Westminster had 598 holders of record of its common stock as of February 28, 2003.

We have not paid cash dividends since 1989 and do not presently anticipate the declaration of cash dividends in the near future, as we intend to retain all excess cash, if any, resulting from our various operations for future acquisitions and investments.

EQUITY COMPENSATION PLANS

The following table summarizes information about the securities and exercise price of securities available and outstanding equity securities authorized for issuance under our compensation plans as of December 31, 2002. For a description of these plans, please see Note 17 in our consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	140,000	$3.10	860,000
Equity compensation plans not approved by stockholders	—	—	—

Total	140,000	$3.10	860,000

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(dollars in thousands except per share data)

	2002	2001	2000	1999	1998
FINANCIAL DATA:
Total assets	$41,774	$47,361	$53,219	$51,140	$42,597
Cash and cash equivalents	9,495	18,947	6,227	1,406	291
Securities available-for-sale	7,285	6,586	17,330	21,677	25,982
Accounts receivable, net	3,742	3,535	4,305	3,565	660
Loans receivable, net	8,101	289	5,224	5,744	9,783
Property and equipment, net	4,254	4,479	5,763	3,397	147
Real estate acquired through foreclosure	—	4,929	—	—	833
Goodwill	6,039	5,529	9,513	11,027	788
Total liabilities	12,780	8,756	10,271	15,959	10,607
Shareholders’ equity	28,450	37,771	41,857	33,977	31,847

EARNINGS DATA:
Total revenues	$24,617	$25,411	$27,225	$17,112	$3,585
Sales to packaging customers	17,326	15,787	14,043	11,808	—
Equipment rental and sales	6,098	7,597	10,055	601	—
Group purchasing revenues	604	941	1,011	907	1,034
Finance and secured lending	589	1,086	2,116	3,796	2,551
(Loss) income from continuing operations before income taxes, minority interest and cumulative effect of accounting change	(4,876)	(4,325)	2,355	2,794	5,663
Cumulative effect of accounting change	—	317	—	—	—
Net (loss) income	(711)	(3,882)	6,989	2,323	5,827

PER SHARE DATA:
(Loss) income from continuing operations (basic)	$(.20)	$(.52)	$.96	$.36	$.72
(Loss) income from continuing operations (diluted)	$(.20)	$(.52)	$.96	$.35	$.71
Book value per share (end of period)	$5.62	$4.65	$5.15	$4.34	$4.06
Weighted-average diluted shares outstanding	6,076	8,125	8,057	7,952	7,928

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for details regarding acquisitions and dispositions of businesses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our consolidated financial statements included elsewhere herein. Certain statements we make constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (see “Special Note Regarding Forward-Looking Statements and Projections” in Part I preceding Item 1).

Item 1. “Business” describes the four segments that comprise our business activities and the subsidiary companies through which we operate in certain of those segments. At December 31, 2002, our principal assets identified by those segments consisted of the following:

Point-of-purchase display and packaging – One Source’s assets include accounts receivable from customers, machinery and equipment, office furniture and equipment, goodwill and other assets, including cash.

Equipment rental and sales – Matrix’ assets include accounts receivable from customers, audio-visual presentation equipment held for rental, delivery vehicles, office furniture and equipment and other assets, including cash.

Group purchasing – Group purchasing assets of Westland include accounts receivable from customers, office furniture and equipment and other assets, including cash.

Finance and secured lending – Assets include securities available-for-sale; loans which are generally secured by real estate, personal property or other collateral and cash and cash equivalents.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to estimated future segment revenues and earnings, the fair value of recorded assets including goodwill and property acquired through foreclosure, and accruals for potential tax audit adjustments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The use of estimates plays a particularly crucial role in application of our accounting policies related to the carrying value of loans receivable, goodwill and property acquired through foreclosure.

FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of Westminster Capital, Inc. and its subsidiaries, including a 100% interest in Westland Associates, Inc. (“Westland”), an 80% interest in One Source Industries, LLC (“One Source”), a 70% interest in Physician Advantage, LLC (“Physician Advantage”) and a 74% interest in Logic Technology Group, Inc. dba Matrix Visual Solutions (“Matrix”) from February 3, 2002 and a 68% interest in Matrix from acquisition on November 11, 1999 to February 2, 2002. The acquisitions of One Source, Physician Advantage and Matrix were accounted for using the purchase method of accounting.

At September 30, 2002 we determined Physician Advantage to be a “discontinued operation” under accounting principles generally accepted in the United States. As such, the financial statements as of and for the years ended December 31, 2002, 2001 and 2000 reflect the operations of Physician Advantage as a “discontinued operation,” which results are discussed below.

Our results of operations reflect our 50% equity interest in Touch Controls during the year ended December 31, 2000 and the period from January 1, 2001 to October 14, 2001, the date on which we sold that equity interest. In accordance with accounting principles generally accepted in the United States, the results of Touch Controls were included in income using the equity method of accounting until the date of sale, whereby income or loss was recognized in the Consolidated Statements of Operations based on our proportionate share of Touch Controls’ income or loss.

On January 31, 2000, we sold Global Telecommunications. The disposition of this business has been treated as a “discontinued operation” in accordance with accounting principles generally accepted in the United States. The results of this transaction are discussed under “discontinued operations” below.

RESULTS OF OPERATIONS

For the Years Ended December 31, 2002 and 2001

Revenues

Our revenues decreased by $794,000 or 3.1% from $25,411,000 for the year ended December 31, 2001 to $24,617,000 for the year ended December 31, 2002. Revenues decreased due to declines of $1,499,000 from equipment rental and sales, $497,000 from finance and secured lending, and $337,000 from group purchasing activities, offset by increased revenues of $1,539,000 from sales to packaging customers.

Revenues of One Source, reported under “Sales to packaging customers” in the Consolidated Statements of Operations, were $17,326,000 during the year ended December 31, 2002, compared to $15,787,000 during the year ended December 31, 2001, reflecting a net increase of 9.7%. This increase was due to $7,204,000 in new revenues produced largely as a result of business expansion initiatives that occurred in early 2002 with the hiring of certain employees and the purchase of certain assets from a permanent point-of-purchase display and fulfillment business. This increase offsets decreases in sales of temporary packaging displays and other point-of-purchase packaging products historically sold by One Source. The decrease in sales in the historic product lines resulted from both a slowdown in its customers’ product shipments and loss of orders from its customers related to lower retail demand.

Revenues of Matrix, reported under “Equipment rental and sales” in the Consolidated Statements of Operations, were $6,098,000 during the year ended December 31, 2002, compared to $7,597,000 during the year ended December 31, 2001. Revenues decreased by $1,499,000 or 19.7% due to the general economic slowdown, more competitive pricing, and the cancellation of tradeshows, conventions and conferences that occurred beginning in the third quarter of 2001.

“Group purchasing revenues” reflect the operations of Westland. Revenues of Westland declined by 35.8% due to the loss of Westland’s largest vendor in September 2001.

Finance and secured lending revenues for 2002 experienced a net decline of $497,000, compared to 2001, due mainly to a decline in interest on securities available-for-sale attributable to lower interest rates and to lower average invested funds.

Gross Profit

We calculate gross profit as total revenues less cost of sales, which includes depreciation and amortization of $1,227,000 in 2002 and $1,222,000 in 2001. Our gross profit decreased by $2,652,000 or 26% from $10,027,000 for the year ended December 31, 2001 to $7,375,000 for the year ended December 31, 2002.

Gross profit generated by One Source was $4,463,000 in 2002, compared to $5,567,000 in 2001. Gross profit as a percentage of revenues decreased from 35.3% for the year of 2001 to 25.8% for the year ended December 31, 2002. Cost of sales for this segment of $12,863,000 for 2002 and $10,220,000 for 2001 includes depreciation of $123,000 and $39,000 for 2002 and 2001, respectively. The decline in gross profit percentage is in part due to start-up costs incurred in connection with the acquisition of certain assets and hiring of certain employees of a permanent point-of-purchase display and fulfillment business, which costs lowered the margin on the initial projects from that business. Additionally, gross profits were adversely impacted by losses on a large point-of-purchase display contract caused by defective performance by a subcontractor. One Source has accrued for the losses but is continuing to dispute the charges for the defective displays and related shipping charges but the matter has not been resolved. Gross profit was also lower on the sale of clamshells due to the lower volume of revenues available to absorb fixed manufacturing costs included in cost of sales.

Gross profit generated by Matrix was $1,719,000 in 2002, compared to $2,433,000 in 2001. Gross profit as a percentage of revenues decreased to 28.2% for the year ended December 31, 2002, from 32.0% for the year ended December 31, 2001. Cost of sales for this segment of $4,379,000 for 2002 and $5,164,000 for 2001 includes depreciation of $1,104,000 and $1,183,000 for 2002 and 2001, respectively. Gross profit is lower in 2002 due to the lower volume of revenues available to absorb fixed overhead costs included in cost of sales, most notably depreciation.

Group purchasing revenues and finance and secured lending revenues are net revenues earned from group purchasing services and finance and secured lending activities, respectively, and as such, represent the gross profits earned by these business segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,189,000 or 11.3% from $10,527,000, for the year ended December 31, 2001, to $11,716,000 for the year ended December 31, 2002.

Selling, general and administrative expenses for One Source were $5,752,000 for the year ended December 31, 2002, compared to $3,776,000 for the year ended December 31, 2001. The increase in expense is largely attributable to the increased overhead associated with the hiring of certain employees of a permanent point-of-purchase display and fulfillment business in January 2002, as well as increased payroll costs attributable to additions to senior management of One Source.

Selling, general and administrative expenses for Matrix were $2,551,000 for the year ended December 31, 2002, compared to $3,631,000 for the year ended December 31, 2001. Reductions in overhead made in response to a lower level of business activity, particularly payroll, advertising and promotions and a decline of $188,000 in bad debt expense in 2002 compared to 2001, were significant factors contributing to this decrease.

Selling, general and administrative expenses for the group purchasing segment were $866,000 for the year ended December 31, 2002, compared to $932,000 for the year ended December 31, 2001. This reduction in expenses is due to lower overall payroll costs during the current year attributable to various cost cutting initiatives.

Selling, general and administrative expenses for the finance and secured lending segment, including corporate overhead, were $2,547,000 for the year ended December 31, 2002, compared to $2,188,000 for the year ended December 31, 2001. The increase reflects legal, business and consulting expenses of $628,000 related to Westminster’s tender offer, which were incurred during the year ended December 31, 2002, offset mainly by lower legal and professional fees during the current year as compared to the year ended December 31, 2001.

Depreciation and Amortization

Depreciation and amortization decreased from $794,000 for the year ended December 31, 2001 to $394,000 for the year ended December 31, 2002. Beginning January 1, 2002, under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, accounting for goodwill has changed from an amortization approach to an impairment-only approach, resulting in the discontinuation of goodwill amortization in the year ended December 31, 2002. For the year ended December 31, 2001, goodwill amortization was $548,000. Excluding this goodwill amortization, depreciation and amortization would have increased by $148,000 in 2002, as compared to 2001, as a result of acquisition of property and equipment.

Additionally, for the year ended December 31, 2001, goodwill impairment charges of $3,094,000 and $522,000 related to Matrix and Westland, respectively, were recorded. No goodwill impairment charges have been recorded in the year ended December 31, 2002.

Other Income

Other Income was $36,000 for 2002 compared to $764,000 for 2001. Other Income is composed of the following:

•	In 2002 we recorded a gain of $571,000 from the sale of foreclosed real estate with no such gain in 2001.

•	Losses on securities available-for-sale were $1,000 in 2002 compared to a gain of $13,000 in 2001.

•	We recorded permanent impairment write-downs on equity investments of $150,000 in 2002, compared to $235,000 in 2001.

•	We recorded a loss of $19,000 from the decline in market value of derivative instruments in 2002, compared to a loss of $86,000 in 2001.

•	Unrealized losses on limited partnerships that invest in securities were $411,000 in 2002, compared to gains of $147,000 in 2001.

•	We recorded a gain from the sale of our equity interest in Touch Controls of $650,000 in 2001.

•	We received $154,000 in a legal settlement in 2001, with no such gain in 2002.

•	Other Income of $46,000 was earned in 2002, compared to $121,000 in 2001.

Income Tax

An income tax benefit of $3,383,000 was recorded for 2002. This benefit represents a combined federal and state effective tax rate of 69%. In 2002, the effective rate of benefit is higher than the statutory rate primarily due to the Corporation’s reversing a deferred tax liability of $1,575,000 as a result of an Internal Revenue Service audit settlement.

An income tax provision of $172,000 was recorded for 2001 against pre-tax losses of $4,325,000. A significant portion of the pre-tax losses resulted from permanent differences related to non-deductible goodwill impairment charges of $3,616,000, related to Matrix and Westland. Additionally, the deferred tax benefit on operating losses incurred by Matrix of $586,000 was limited to Matrix’ deferred tax liability of $230,000 because future utilization of the deferred tax benefit could not be reasonably assured.

Minority Interests

The minority interests reflect a net benefit of $282,000 during the year ended December 31, 2002. This net benefit is comprised of the minority interest share in the net losses of Matrix of $89,000, and the minority interest share in the net losses of One Source of $193,000.

The minority interests reflect a net benefit of $239,000 during the year ended December 31, 2001. This net benefit is comprised of the minority interest share in the net losses of Matrix of $430,000, partially offset by the minority interest share in net income attributable to the shareholders of One Source of $191,000.

Discontinued Operations

In June 2002, Physician Advantage received notice from Broadlane, a subsidiary of Tenet Healthcare, Inc., of its election not to renew the contract scheduled to expire on September 29, 2002 pursuant to which Physician Advantage provided customer management services as part of a group purchasing program marketed to physicians associated with hospitals owned or managed by Tenet Healthcare. This contract generated substantially all of the revenues of Physician Advantage. As a result of this termination, the operations of Physician Advantage ceased and the results of the operations for this business are reported as a discontinued operation for all periods presented. The consolidated financial statements have been restated to conform to the discontinued operations presentation.

The discontinued operations earned net income of $500,000 for the year ended December 31, 2002. This is composed of income from operations of $130,000, net of an income tax charge on operations of $94,000, and an income tax benefit related to the unamortized goodwill for tax purposes at the date of business discontinuation of approximately $370,000. For the year ended December 31, 2001, this discontinued operation earned net income from operations of $59,000, net of an income tax charge on operations of $43,000.

Cumulative Effect of Accounting Change

The adoption of SFAS No. 133 in 2001 resulted in a $317,000 cumulative effect transition adjustment to net income relating to stock warrants which under SFAS No. 133 qualify as derivatives. This one-time adjustment to net income as of January 1, 2001, represents the appreciated value of these warrants at December 31, 2000, which appreciation was previously excluded from the measurement of net income, but was instead included in the measure of comprehensive income. The cumulative effect transition adjustment is shown as a cumulative effect accounting change net of income taxes in the Consolidated Statements of Income.

Net Income

During the year ended December 31, 2002, we incurred a net loss of $711,000 compared to a net loss of $3,882,000 for the year ended December 31, 2001. Basic (loss) earnings per share were $(0.12) and $(0.48) for the years ended December 31, 2002 and 2001, respectively. In 2002, basic (loss) earnings per share were $(0.20) from continuing operations, and $0.08 from discontinued operations. In 2001, basic (loss) earnings per share were $(0.52) from continuing operations and $0.04 from the cumulative effect of accounting change.

For the Years Ended December 31, 2001 and 2000

Revenues

Our revenues decreased by $1,814,000 or 6.7% from $27,225,000 for the year ended December 31, 2000 to $25,411,000 for the year ended December 31, 2001. Revenues decreased due to decreased revenues from equipment rental and sales, finance and secured lending, and group purchasing activities, partially offset by increased revenues of $1,744,000 from sales to packaging customers.

Revenues of One Source were $15,787,000 during the year ended December 31, 2001, compared to $14,043,000 during the year ended December 31, 2000, reflecting an increase of

12.4%. This increase was due mainly to an increase in sales of display packaging to consumer product manufacturers offset by a decline in clamshell and other packaging revenues. The increase in sales of display packaging to consumer product manufacturers reflects the growth in business both from existing customers and new customers. The decline in clamshell and other packaging revenues was attributable to a decline in orders from existing customers due to the economic slowdown in the latter part of 2001.

Revenues of Matrix were $7,597,000 during the year ended December 31, 2001, compared to $10,055,000 during the year ended December 31, 2000. Revenues decreased 24.5% due mainly to an emphasis on rental business rather than product sales. The decline in product sales represents 58% of the decline in revenues for the period. The remaining decline of revenues reflects a decrease in equipment rentals due to a decrease in rentals from competitors who will no longer sub-rent from Matrix due to competition from Matrix in the direct rental market; a general economic slowdown; more competitive pricing; and the cancellation of tradeshows, conventions and conferences especially following the events of September 11, 2001.

Revenues of Westland represented by gross sales less cost of sales, reported on a net basis under “Group purchasing revenues” in the Consolidated Statements of Operations, were $941,000 in 2001 compared to $1,011,000 in 2000. Revenues decreased by 6.9% due mainly to the loss of the company’s largest vendor during the fourth quarter of 2001.

Finance and secured lending revenues decreased $1,030,000, or 48.7%, to $1,086,000 for the year ended December 31, 2001 from $2,116,000 for the year ended December 31, 2000. The net decline in finance and secured lending revenues is attributable to the following:

•	Interest on loans and loan fees were $619,000 lower in the year ended December 31, 2001.

•	Interest on securities available for sale was $411,000 lower in the year ended December 31, 2001.

Interest on loans was $216,000 for the year ended December 31, 2001, as compared to $733,000 for the year ended December 31, 2000, due mainly to the non-accrual of interest on a non-performing loan in the year ended December 31, 2001. Interest on loans in 2001 included a reversal of accrued interest reserves of $105,000 on a non-performing loan, which was settled during that year. Interest on securities available-for-sale and money market funds was $845,000 during the year ended December 31, 2001, as compared to $1,256,000 during the year ended December 31, 2000, due to a decrease in average invested funds and a lower interest rate environment.

Gross Profit

We calculate gross profit as total revenues less cost of sales. Gross profit was $10,027,000 in 2001 compared to $12,333,000 in 2000. Depreciation and amortization included in cost of sales was $1,222,000 in 2001 and $962,000 in 2000.

Gross profit generated by One Source was $5,567,000 or 35.3% of its revenues in 2001 compared to $4,942,000 or 35.2% of its revenues in 2000. Cost of sales for this segment of $10,220,000 for 2001 and $9,101,000 for 2000 includes depreciation of $39,000 and $69,000 for 2001 and 2000, respectively.

Gross profit generated by Matrix was $2,433,000 or 32% of its revenues in 2001 compared to $4,264,000 or 42.4% of its revenues in 2000. Cost of sales for this segment of $5,164,000 for 2001 and $5,791,000 for 2000 includes depreciation of $1,183,000 and $893,000 for 2001 and 2000, respectively. Gross profit is lower in 2001 despite the emphasis toward higher margin rental business and away from lower margin product sales, due to the change in mix of rental revenues toward lower margin but more sustainable trade show and staging product lines. Direct labor and other costs are generally higher for the trade show and staging product lines.

Group purchasing revenues of $941,000 generated by Westland are net revenues earned from group purchasing activities and, as such, represent the gross profits earned by this entity.

Finance and secured lending revenues represent net revenues and, as such, represent the gross profit earned from this segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,063,000 or 11.2% from $9,464,000, for the year ended December 31, 2000, to $10,527,000 for the year ended December 31, 2001.

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

Selling, general and administrative expenses for Matrix decreased $167,000, or 4.4%, to $3,631,000 for the year ended December 31, 2001 from $3,798,000 for the year ended December 31, 2000. The reduction in expense is attributable to a reduction of $437,000 in selling expenses, offset in part by higher general and administrative expenses. The reduction in selling expenses is proportionate to the decline in revenues and is mainly due to lower commissions, travel and lodging expenses. The higher general and administrative expenses reflect increased payroll and related costs attributable to higher average staffing levels compared to the year ended December 31, 2000.

Selling, general and administrative expenses for the group purchasing segment increased $32,000, or 3.6%, to $932,000 for the year ended December 31, 2001 from $900,000 for the year ended December 31, 2000. This increase in expense is attributable to higher selling expenses in 2001.

Selling, general and administrative expenses for the finance and secured lending segment increased $892,000, or 68.8%, to $2,188,000 for the year ended December 31, 2001 from $1,296,000 for the year ended December 31, 2000. The year 2000 reflects a reversal of accrued expenses of $1,123,000 related to the reversal of legal settlement reserves during the year ended December 31, 2000. Excluding this item, general and administrative expenses were lower in 2001 due primarily to lower legal and business consulting expenses.

Depreciation and Amortization

Depreciation and amortization increased $44,000, or 5.9%, from $750,000 for the year ended December 31, 2000 to $794,000 for the year ended December 31, 2001.

Additionally, for the year ended December 31, 2001, goodwill impairment of $3,616,000 attributable to impairment write-offs of $3,094,000 and $522,000 related to Matrix and Westland, respectively, were recorded while the year 2000 reflects a write-off of the goodwill of Physician Advantage of $1,360,000, which is included in discontinued operations.

At September 30, 2001, management concluded that Matrix’ goodwill was impaired for its remaining value of $3,094,000 on that date. This assessment was made after due consideration of all factors affecting its business including the historic and expected future operating performance of the company. Matrix’ business consists of audio-visual rental and presentation services for trade shows, conventions and conferences. The business is dependent on travel and attendance at trade shows, conventions, and conferences. Given the status of the economy and declines in travel and attendance at these types of events, management believed the market value of this company to be impaired at that date.

Additionally, at December 31, 2001, management concluded that the goodwill related to the business of Westland was impaired for its remaining value of $522,000 on that date. That determination was made after Westland received notice of non-renewal of a long-term contract from a key vendor. This vendor relationship represented more than 50% of revenues earned by Westland.

At September 30, 2000, the Corporation recorded an impairment write-down of the goodwill of Physician Advantage in the amount of $1,360,000. This impairment write-down was made after consideration of all factors related to the business of Physician Advantage, including its historic operating losses and its inability to achieve its revised business plan. This write-down is included in discontinued operations.

Other Income

Other Income was $764,000 for 2001 compared to $197,000 for 2000. Other Income is composed of the following:

•	During the year ended December 31, 2000, we recorded a gain of $450,000 from the sale of an equity investment with no such gain in the year ended December 31, 2001.

•	Gains on securities available-for-sale were $13,000 in 2001 compared to losses of $73,000 in 2000.

•	We recorded a loss of $86,000 from the decline in market value of derivative instruments in the year ended December 31, 2001, with no such decline in the corresponding prior year period.

•	Unrealized gains on limited partnerships that invest in securities were $147,000 in 2001 compared to losses of $195,000 in 2000.

•	The gain on sale of our equity interest in Touch Controls was $650,000 in the year ended December 31, 2001.

•	We received $154,000 in a legal settlement in the year ended December 31, 2001, with no such gain in the prior year period.

•	Other Income of $121,000 was earned in 2001, compared to $15,000 in 2000.

•	We recorded permanent impairment write-downs on equity investments of $235,000 in 2001, with no such write-downs in the prior year period.

Income Tax

An income tax provision of $172,000 was recorded for 2001 against pre-tax losses of $4,325,000. A significant portion of the pre-tax losses resulted from permanent differences related to non-deductible goodwill impairment charges of $3,616,000, related to Matrix and Westland. Additionally, the deferred tax benefit on operating losses incurred by Matrix of $586,000 was limited to Matrix’ deferred tax liability of $230,000 because future utilization of the deferred tax benefit could not be reasonably assured.

An income tax benefit of $5,561,000 was recorded for the year ended December 31, 2000. This benefit included a reversal of $5,718,000 in deferred tax liabilities related to a previously established liability for deferred taxes on legal settlement gains offset by an income tax provision of $157,000 on income from operations.

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

Discontinued Operations

The discontinued operations of Physician Advantage earned net income of $59,000 for the year ended December 31, 2001, net of an income tax charge on operations of $43,000. For the year ended December 31, 2000, this discontinued operation incurred a net loss from operations of $1,427,000, net of an income tax benefit of $1,033,000. The 2000 net loss included a write-off of goodwill of $1,360,000.

On January 31, 2000, Global Telecommunications sold substantially all of its assets. In connection with this sale, we recorded a gain of $693,000, net of estimated income taxes of $461,000.

Cumulative Effect of Accounting Change

The adoption of Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, resulted in a $317,000 cumulative effect transition adjustment to net income relating to stock warrants which, under SFAS No. 133, qualify as derivatives. This one-time adjustment to net income as of January 1, 2001, represents the appreciated value of these warrants at December 31, 2000, which appreciation was previously excluded from the measurement of net income, but was instead included in the measurement of comprehensive income. The cumulative effect transition adjustment is shown as a cumulative effect accounting change net of income taxes in the Consolidated Statements of Operations.

Net Income

During the year ended December 31, 2001, we incurred a net loss of $3,882,000 compared to net income of $6,989,000 for the year ended December 31, 2000. Basic (loss) earnings per share were $(0.48) and $0.87 for the years ended December 31, 2001 and 2000, respectively. In 2001, basic (loss) earnings per share were $(0.52) from continuing operations and $0.04 from the cumulative effect of accounting change. In 2000, basic earnings per share were $0.96 from continuing operations and a loss of $(0.09) from discontinued operations.

FINANCIAL CONDITION

LOANS RECEIVABLE AND PAST DUE LOANS

The Corporation’s loans receivable were $8,101,000 at December 31, 2002 and $289,000 at December 31, 2001.

On July 17, 2002, we purchased for $1,350,000 ($2,004,000 Canadian) a 31% interest in a promissory note in the principal amount of $6,500,000 Canadian secured by a first mortgage on approximately 256 acres of land zoned for industrial development located in Alberta, Canada from Paragon in connection with the acquisition of the secured loan from the original lender. The secured loan accrued interest at 12% per annum, with accrued interest and principal due at payoff. The loan balance at December 31, 2002, converted to U.S. dollars based on the year-end exchange rates, was approximately $1,264,000. The secured loan was in default at the time of loan purchase and the land was recovered through foreclosure. In January 2003, the land was sold and the secured loan and related interest were repaid in full.

On September 27, 2002, we purchased for $2,925,000 ($4,500,000 Canadian) a 36% interest in a promissory note with an outstanding balance of $12,500,000 Canadian secured by first mortgages on 188 condominium units located in Calgary, Alberta, Canada, an assignment of rents, sales proceeds from the condominiums, and a personal guarantee from a shareholder of the borrower. The Corporation purchased the interest in the loan from Paragon. The loan accrues interest at 14% per annum, compounded monthly with interest payable monthly and principal due on April 1, 2003, with one six-month renewal option upon payment of a 2.5% renewal fee and provided the loan has not been in default. The loan balance at December 31, 2002, converted to U.S. dollars based on the year-end exchange rates, was approximately $2,837,000. In March 2003, the borrower defaulted in the payment of interest on the loan and the lenders initiated foreclosure proceedings. In April 2003, the borrower paid off the loan and all accrued interest.

We deposited $4,275,000 in U.S. dollars into an account at a Canadian financial institution, which have been invested in U.S Treasuries, and we have used these deposits to secure a margin loan in Canadian dollars to fund the loans described above.

In connection with the sale on October 31, 2002 of a commercial office building acquired by the Corporation through foreclosure, we received a purchase-money promissory note in the principal amount of $4,000,000, which is secured by a first trust deed on the commercial office building. The promissory note accrues interest at 7½% per annum, payable monthly in arrears, with principal payments of $300,000 due January 1, 2003, and $200,000 due on or before April 1, 2003, with the balance due on or before September 30, 2004. At December 31, 2002, accrued interest of $25,000 was owed and is included in accrued interest receivable. The payment due January 1, 2003 was received on February 18, 2003.

Westminster originates and, from time to time, purchases loans that are secured by real estate, personal property or other collateral. In connection with each loan proposal, Westminster considers the value and quality of the real estate or other collateral available to secure the loan compared to the loan amount requested, the proposed interest rate and repayment terms and the quality of the borrower. Loan originations occur when opportunities arise which management believes to be attractive. As a result, the volume of loans originated may vary from quarter to quarter and new loan originations may not occur in every quarter.

Once a loan goes into default, we cease to accrue interest on the loan if we believe that the collateral may be insufficient to recover the principal and interest owed plus costs of recovery. When necessary, we also record reserves for impaired principal, as well as previously accrued interest.

LIQUIDITY AND CAPITAL RESOURCES

Westminster Capital’s shareholders’ equity was $28,450,000 at December 31, 2002.

Cash and cash equivalents totaled $9,495,000 at December 31, 2002, most of which was invested in top-tier investment grade commercial paper. Cash and cash equivalents include $623,000 held as working capital by subsidiaries of the Corporation. Additionally, we held U.S. Government and Agency securities with a market value of $7,285,000 at December 31, 2002.

Our cash and cash equivalents decreased by $9,452,000 during the year ended December 31, 2002. Cash flows from operating, investing and financing activities are summarized below for each of the years in the three-year period ended December 31, 2002 (dollars in thousands):

Activity	2002	2001	2000
Operating	$(118)	$2,545	$(281)
Investing	(3,231)	12,123	2,827
Financing	(6,103)	(1,948)	2,275

Our operations consumed cash in both 2002 and 2000, and provided cash in 2001. Operating activities consumed cash during 2002 due to losses at each of our operating segments. Cash was generated in 2001 despite the net loss from operating activities due to large non-cash charges in 2001, the most significant of which were goodwill impairment, depreciation and amortization. During 2000, net income from operations included large non-cash benefits, the most significant of which was a reversal of deferred income taxes of $5,718,000.

Investing activities consumed cash in 2002, and produced cash in 2001 and 2000. In 2002, $4,101,000 of cash was used in loan originations, $1,649,000 was invested in property and equipment, $772,000 in net purchases of investment securities, offset by proceeds from the sale of real estate acquired from foreclosure and repayment of loans totaling $825,000, proceeds from the liquidation of limited partnership interests of $1,502,000 and principal collected on loans receivable of $964,000. The most significant contributors to the net increase in investing activities during 2001 were proceeds from the net sale of securities of $10,956,000, proceeds from the sale of an equity investment of $1,654,000, principal collected on loans receivable of $1,140,000 offset by investment in property and equipment of $715,000 and other outflows of $912,000. The substantial activity in the purchase and sale of securities was due to the repositioning of the investment portfolio toward shorter-term securities due to the current interest rate environment and the regular rolling over of securities with shorter maturities. In 2000, investing activities included $4,864,000 from the net sale of securities, $957,000 from the proceeds of the sale of Global Telecommunications, $750,000 from the liquidation of other investments and $520,000 in principal collections on loans receivable, offset by purchases of property and equipment of $4,244,000.

The major uses of cash for financing activities in 2002 were to fund common stock repurchases of $8,585,000, repay borrowings of $1,590,000 and make seller financing payments of $510,000, offset by borrowings of $4,582,000. The major uses of cash for financing activities in 2001 were to repay borrowings of $1,760,000 and for seller financing payments of $510,000. In 2000, the major contributors to cash from financing activities were borrowings of $5,095,000 and proceeds from the exercise of stock options of $570,000, offset in part by seller financing repayments of $1,749,000 and debt repayments of $1,641,000.

We continue to seek investments in or acquisitions of other businesses. No assurances can be given that any further acquisitions or investments will be made or, if made, that they will be profitable.

We believe that our cash and cash equivalents of $9,495,000 and securities available-for-sale of $7,285,000, are sufficient to meet our anticipated needs for the foreseeable future. This assessment reflects the current operating and growth needs of each business segment.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at December 31, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Bank lines of credit and notes payable	$5,614	$5,397	$200	$17	$—
Capitalized leases	200	143	57	—	—
Operating leases	2,183	569	1,130	484	—

Total	$7,997	$6,109	$1,387	$501	$—

The following summarizes our unused bank lines of credit held by subsidiaries of the Corporation.

	Expiration by Period
Commercial commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Unused lines of credit	$370	$370	$—	$—	$—

New Accounting Pronouncements

SFAS No. 142 was approved by the FASB on June 29, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment and write-downs may be necessary. The Corporation implemented SFAS No. 142 on January 1, 2002. Application of the provisions of SFAS No. 142 resulted in an increase in net income or decrease in net loss of approximately $325,000 per year related to the amortization of goodwill for One Source. Westminster performed the first of the required impairment tests of goodwill using the methodology prescribed by SFAS No. 142 in 2002, noting no impairment of goodwill.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations, was issued by the FASB in August 2001. SFAS No. 143 establishes financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Westminster is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position or results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, was issued by the FASB in October 2001. SFAS No. 144 addresses the recognition of impairment losses on long-lived assets to be held and used or to be disposed of by sale. This statement supersedes certain sections of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Corporation implemented this pronouncement in the first quarter of 2002. The adoption of this statement did not have an impact on the Corporation’s consolidated financial statements.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 145 (“SFAS No. 145”), Rescission of FASB Statements Numbers 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections was issued by the FASB in April 2002. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Westminster has determined that this statement will have no impact on its consolidated financial position or results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities was issued by the FASB in June 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management believes that this statement will have no impact on its consolidated financial position or results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation-Transition and Disclosure was issued in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2003. The required disclosures for interim financial statements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15,

2002. Adoption of SFAS No. 148 is not expected to have a material effect on Westminster’s financial condition, results of operations or liquidity.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Portions of this Annual Report may contain “forward-looking statements.” The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below, together with portions of the discussion elsewhere in this Annual Report on Form 10-K, highlight some of the more important risks identified by our management, but should not be assumed to be the only things that could affect future performance.

Risks Associated with Acquisitions

We have completed several acquisitions and will continue to pursue acquisitions that we believe will increase shareholder value. However, acquisitions involve numerous risks, including:

•	Our management must devote its attention to assimilating the acquired business which diverts its attention from other business matters;

•	Acquisitions may involve entry into new markets in which we have limited prior experience;

•	Key employees of an acquired business may leave following the acquisition; and

•	Acquired companies have stand-alone management information and accounting systems.

We have devoted substantial time and resources to integrate acquired businesses and we will be required to devote substantial time and resources to integrate any other businesses that may be acquired in the future. Possible future acquisitions could cause us to incur additional debt and contingent liabilities. These factors could have an adverse impact on our financial condition and operating results.

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

Dependence on Major Customers and Vendors

Point-of-Purchase Display and Packaging – In January 1999 we acquired an 80% interest in One Source. One Source does approximately 40% of its current business with three customers. A loss of any one of these customers would negatively impact future revenues and profitability.

Group Purchasing Segment – Group purchasing activities are dependent upon continuing favorable relationships with both large and key vendors who provide a service to existing and future customers. There is a risk that, without such vendor support and cooperation, we could lose many of our customers to other vendors and competitors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to qualitative disclosure about market risk is set forth under the caption “Finance and Secured Lending” in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to Consolidated Financial Statements. Such information is incorporated herein.

The Corporation places its investments in instruments that meet high credit quality standards. The Corporation’s investment policy with respect to liquid cash and excess cash requires that all investments mature in two years or less, and that the maximum weighted-average may not exceed twelve months. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. All investments are considered to be other than trading investments.

The table below provides information about the Corporation’s investment portfolio and borrowings. For securities available-for-sale, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. The investments in partnerships that invest in securities are redeemable at the option of the Corporation by giving advance notice as required by the respective partnership agreements.

Principal amounts by expected maturity for each of the five years ending December 31 is detailed below (dollars in thousands):

								Fair Value December 31,
	FY 2003	FY 2004	FY 2005	FY 2006	FY 2007	TOTAL	2002	2001
Cash equivalents	$9,495					$9,495	$9,495	$18,947
Average interest rate	1.32%						1.32%	1.90%
Securities available-for-sale	$7,285					$7,285	$7,285	$6,586
Yield to maturity	3.00%						3.00%	4.87%
Investments in limited partnerships that invest in securities (see Note 1)	$132					$132	$132	$2,046
Loans	$4,601	$3,500				$8,101	$8,101	$289
Average interest rate	10.48%	7.5%					10.48%	10.00%
Other borrowings—
Notes payable and lines of credit	$5,540	$157	$100	$17		$5,814	$5,814	$2,823
Average interest rate	4.3%	5.1%	4.3%	4.3%			4.3%	6.07%

Note 1 – These investments are subject to equity price risk. The table above assumes that such investments will be liquidated in 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Westminster Capital, Inc.

Beverly Hills, California

We have audited the accompanying consolidated statements of financial condition of Westminster Capital, Inc. and its subsidiaries (the “Corporation”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westminster Capital, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002.

/s/    Deloitte & Touche LLP

Los Angeles, California

April 4, 2003

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,495,000	$18,947,000
Securities available-for-sale, at fair value, includes restricted securities of $4,294,000 and $0 at December 31, 2002 and 2001, respectively	7,285,000	6,586,000
Accounts receivable, net of reserve of $198,000 in 2002 and $480,000 in 2001	3,742,000	3,535,000
Loans receivable, net – current portion	4,601,000	289,000
Investments in limited partnerships that invest in securities	132,000	2,046,000
Other investments	—	150,000
Accrued interest receivable	174,000	131,000
Inventories	406,000	138,000
Real estate acquired through foreclosure	—	4,929,000
Income taxes receivable	1,694,000	—
Other Assets	236,000	432,000

Total Current Assets	27,765,000	37,183,000
Loans receivable, net – long term portion	3,500,000	—
Property and equipment, net	4,254,000	4,479,000
Goodwill	6,039,000	5,529,000
Other assets	216,000	170,000

Total Assets	$41,774,000	$47,361,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,407,000	$1,667,000
Accrued expenses	2,576,000	1,893,000
Due to sellers	510,000	510,000
Notes payable – current portion
Lines of credit	1,276,000	2,039,000
Margin bank loan	3,993,000	—
Notes payable	128,000	160,000
Capital leases	143,000	139,000
Income taxes payable	—	81,000

Total Current Liabilities	12,033,000	6,489,000
Notes payable – long-term portion
Notes payable	217,000	267,000
Capital leases	57,000	218,000
Deferred income taxes	473,000	1,782,000

Total liabilities	12,780,000	8,756,000

Minority interests	544,000	834,000

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2002 AND 2001 (Continued)

	2002	2001
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value: 30,000,000 shares authorized: 5,059,000 and 8,125,000 shares issued and outstanding at December 31, 2002 and 2001, respectively	5,059,000	8,125,000
Capital in excess of par value	50,704,000	56,223,000
Accumulated deficit	(27,278,000)	(26,566,000)
Accumulated other comprehensive loss	(35,000)	(11,000)

Total Shareholders’ Equity	28,450,000	37,771,000

Total Liabilities and Shareholders’ Equity	$41,774,000	$47,361,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

REVENUES:	2002	2001	2000
Sales to packaging customers	$17,326,000	$15,787,000	$14,043,000
Equipment rental and sales	6,098,000	7,597,000	10,055,000
Group purchasing revenues	604,000	941,000	1,011,000
Finance and secured lending revenues	589,000	1,086,000	2,116,000

Total Revenues	24,617,000	25,411,000	27,225,000

COSTS AND EXPENSES:
Cost of sales – packaging	12,863,000	10,220,000	9,101,000
Cost of sales – equipment rental and sales	4,379,000	5,164,000	5,791,000
Selling, general and administrative	11,716,000	10,527,000	9,464,000
Depreciation and amortization	394,000	794,000	750,000
Goodwill impairment charges	—	3,616,000	—
Interest expense	177,000	282,000	260,000

Total costs and expenses	29,529,000	30,603,000	25,366,000

(LOSS) INCOME FROM OPERATIONS	(4,912,000)	(5,192,000)	1,859,000
OTHER INCOME	36,000	764,000	197,000
EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES	—	103,000	299,000

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	(4,876,000)	(4,325,000)	2,355,000
INCOME TAX BENEFIT (PROVISION)	3,383,000	(172,000)	5,561,000
MINORITY INTERESTS, NET	282,000	239,000	(193,000)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(1,211,000)	(4,258,000)	7,723,000
DISCONTINUED OPERATIONS, NET OF INCOME TAXES	500,000	59,000	(734,000)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAXES	—	317,000	—

NET (LOSS) INCOME	$(711,000)	$(3,882,000)	$6,989,000

Basic and Diluted (Loss) Income per Common Share:
Continuing operations	$(.20)	$(.52)	$.96
Discontinued operations	.08	.00	(.09)
Cumulative effect of accounting change	.00	.04	.00

Net (Loss) Income per Common Share	$(.12)	$(.48)	$.87

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

	Common Stock				Accumulated Other
	Number of Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Comprehensive Income (Loss) Net of Taxes	Total
BALANCE, JANUARY 1, 2000	7,835,000	$7,835,000	$55,943,000	$(29,673,000)	$(128,000)	$33,977,000
Net income				6,989,000		6,989,000
Stock option exercises	290,000	290,000	280,000			570,000
Other comprehensive income–Change in unrealized holding gains on securities available-for-sale, net of taxes					321,000	321,000

BALANCE, DECEMBER 31, 2000	8,125,000	8,125,000	56,223,000	(22,684,000)	193,000	41,857,000
Net loss				(3,882,000)		(3,882,000)
Other comprehensive loss–Change in unrealized holding gains on securities available-for-sale, net of taxes					(204,000)	(204,000)

BALANCE, DECEMBER 31, 2001	8,125,000	8,125,000	56,223,000	(26,566,000)	(11,000)	37,771,000
Net loss				(711,000)		(711,000)
Shares repurchased	(3,066,000)	(3,066,000)	(5,519,000)			(8,585,000)
Other comprehensive loss–Change in unrealized holding gains on securities available-for-sale, net of taxes					(24,000)	(24,000)

BALANCE, DECEMBER 31, 2002	5,059,000	$5,059,000	$50,704,000	$(27,278,000)	$(35,000)	$28,450,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income before cumulative effect of accounting change	$(711,000)	$(4,199,000)	$6,989,000
Cumulative effect of accounting change net of income taxes	—	(317,000)	—
Adjustments to reconcile (loss) income to net cash provided by (used in) operating activities:
Provision for loan (recoveries) losses and doubtful receivables, net	(282,000)	(26,000)	249,000
Depreciation, amortization, accretion and impairment	1,732,000	5,679,000	3,217,000
Loss on sales of securities available for sale	29,000	—	39,000
Gain on sales of other investments	—	—	(450,000)
Loss from impairment of marketable securities	—	—	34,000
Decline in market value of derivatives held	64,000	86,000	—
Gain from sale of real estate acquired through foreclosure	(571,000)	—	—
Gain from sale of Global Telecommunications	—	—	(693,000)
Disposal of rental equipment	145,000	476,000	647,000
Net change in deferred income taxes	(2,986,000)	216,000	(6,631,000)
Unrealized losses (gains) on limited partnerships that invest in securities	411,000	(147,000)	195,000
Loss from investment write-downs	150,000	235,000	103,000
Gain from equity and other investments	—	(753,000)	(299,000)
Change in assets and liabilities, net of effects from acquisitions of subsidiaries:
Decrease (increase) in accounts receivable	75,000	666,000	(1,100,000)
(Increase) decrease in accrued interest receivable	(43,000)	158,000	17,000
Net change in current income taxes	(81,000)	861,000	(1,378,000)
Net change in other assets	87,000	(349,000)	(38,000)
(Increase) decrease in inventories	(268,000)	324,000	(279,000)
Increase (decrease) in accounts payable	1,738,000	(597,000)	152,000
Increase (decrease) in accrued expenses	683,000	489,000	(1,030,000)
Net change in minority interest	(290,000)	(257,000)	(25,000)

Net cash (used in) provided by operating activities	(118,000)	2,545,000	(281,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities	(97,613,000)	(121,740,000)	(202,577,000)
Proceeds from sales and maturities of securities	96,841,000	132,696,000	207,441,000
Proceeds from sale of equity investment–Touch Controls	—	1,654,000	—
Real estate acquired through foreclosure	—	(513,000)	—
Loan originations and purchases	(4,101,000)	(399,000)	—
Principal collected on loans receivable	964,000	1,140,000	520,000
Proceeds from sale of Global Telecommunications	—	—	957,000
Proceeds from liquidation of limited partnership interests	1,502,000	—	125,000
Proceeds from sale of real estate acquired on foreclosure	825,000	—	—
Purchases of equity and other investments	—	—	(145,000)
Proceeds from liquidation of other investments	—	—	750,000
Purchases of property and equipment	(1,649,000)	(715,000)	(4,244,000)

Net cash (used in) provided by investing activities	(3,231,000)	12,123,000	2,827,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock purchased	(8,585,000)	—	—
Seller financing repayments	(510,000)	(510,000)	(1,749,000)
Proceeds from exercise of stock options	—	—	570,000
Bank debt borrowings	4,582,000	322,000	5,095,000
Repayments of installment debt and capital lease obligations	(1,590,000)	(1,760,000)	(1,641,000)

Net cash (used in) provided by financing activities	(6,103,000)	(1,948,000)	2,275,000

Net change in cash and cash equivalents	(9,452,000)	12,720,000	4,821,000
Cash and cash equivalents, beginning of period	18,947,000	6,227,000	1,406,000

Cash and cash equivalents, end of period	$9,495,000	$18,947,000	$6,227,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

	2002	2001	2000
Net (loss) income	$(711,000)	$(3,882,000)	$6,989,000

Other comprehensive (loss) income, net of tax:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during period, net	(24,000)	(27,000)	187,000
Less: reclassification adjustment (losses) gains included in net (loss) income, net	—	(177,000)	134,000

Other comprehensive (loss) income	(24,000)	(204,000)	321,000

Comprehensive (loss) income	$(735,000)	$(4,086,000)	$7,310,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION – The consolidated financial statements include the accounts of Westminster Capital, Inc. and its subsidiaries (the “Corporation”), including a 100% interest in Westland Associates, Inc. (“Westland”), an 80% interest in One Source Industries, LLC (“One Source”), a 70% interest in Physician Advantage, LLC (“Physician Advantage”) and a 74% interest in Logic Technology Group, Inc., dba Matrix Visual Solutions (“Matrix”) from February 3, 2002 and a 68% interest in Matrix from acquisition on November 11, 1999 to February 2, 2002. The acquisitions of One Source, Physician Advantage and Matrix were accounted for using the purchase method of accounting.

Between April and June 2002, the Corporation repurchased 3,066,178 shares of its common stock, $1 par value, for an aggregate consideration of $8,585,298 under two separate transactions (see Note 2).

The operations of Physician Advantage ceased in October 2002. At September 30, 2002, Physician Advantage was determined to be a discontinued operation under accounting principles generally accepted in the United States of America. As such, the financial statements as of and for the year ended December 31, 2002 reflect the operations as a discontinued operation. The 2001 and 2000 consolidated statements of operations, cash flows, and related notes to the consolidated financial statements have been restated to reflect this business as a discontinued operation (see Note 3).

The Corporation disposed of its investment in Global Telecommunications on January 31, 2000. The consolidated statements of operations and cash flows, and the related notes to consolidated financial statements have been restated to reflect this business as a discontinued operation (see Note 3).

All intercompany accounts and transactions have been eliminated in consolidation.

On October 14, 2001, the Corporation sold its 50% equity interest in Touch Controls, Inc. (“Touch Controls”) (see Note 4). This equity interest was acquired on January 1, 1999 and was accounted for under the equity method of accounting. Under the equity method of accounting, income or loss was recognized in the Corporation’s consolidated statements of operations based on its proportionate share of Touch Controls’ income or loss.

CASH AND CASH EQUIVALENTS – Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less.

SECURITIES AVAILABLE-FOR-SALE – The Corporation classifies its securities as held-to-maturity securities, trading securities and available-for-sale securities, as applicable. The Corporation did not hold any held-to-maturity securities or trading securities at December 31, 2002 or 2001.

Securities available-for-sale are carried at fair value. The Corporation classifies investments as available-for-sale when it determines that such securities may be sold at a future date or if there are foreseeable circumstances under which the Corporation would sell such securities.

Changes in the fair value of securities available-for-sale are included in shareholders’ equity as unrealized holding gains or losses, net of the related tax effect. Declines that are other than temporary in the fair value of individual securities available-for-sale below their cost, are written down to their fair value with the resulting write-down included in net income or loss as realized losses. Realized gains or losses on available-for-sale securities are computed on a specific identification basis. Amortized premiums and accreted discounts are included in interest income using the interest method.

CUSTOMER CONCENTRATION – For the year ended December 31, 2002, sales to two customers represented 13% and 8% of total revenues, respectively. At December 31, 2002, such customers had accounts receivable balances which represented 9% and 7% of the total accounts receivable balance, respectively. For the year ended December 31, 2001, sales to two customers represented 18% and 9% of total revenues, respectively. At December 31, 2001, such customers each had accounts receivable balances which represented 6% of the total accounts receivable balance. For the year ended December 31, 2000, sales to two customers represented 20% and 7% of total revenues, respectively. At December 31, 2000, such customers had accounts receivable balances which represented 12% and 8% of the total accounts receivable balance, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts receivable for the years ended December 31, 2002, 2001 and 2000 is summarized as follows (dollars in thousands):

	2002	2001	2000
Balance at January 1	$480	$376	$127
Additions	67	395	266
Write-offs	(349)	(291)	(17)

Balance at December 31	$198	$480	$376

INVENTORIES – Inventories are valued at the lower of cost (first-in-first-out) or market.

At December 31, 2002 and 2001, inventories consisted of:

Category	2002	2001
Raw materials	$197,000	$—
Work in process	188,000	—
Finished goods	74,000	126,000
Rental equipment held for sale	—	12,000

	459,000	138,000
Inventory Reserve	(53,000)	—

Total	$406,000	$138,000

INVESTMENTS IN LIMITED PARTNERSHIPS THAT INVEST IN SECURITIES – The Corporation has invested in limited partnerships that invest in securities. Unrealized gains or losses on these investments are recorded based upon the equity method of accounting. Unrealized (losses) gains of $(411,000), $147,000 and $(195,000) were recorded in connection with these investments during the years ended December 31, 2002, 2001 and 2000, respectively.

OTHER INVESTMENTS – Other investments include equity investments made in private companies. In each instance, these investments represent less than 20% equity in such companies and are accounted for using the cost method of accounting. During the years ended December 31, 2002, 2001 and 2000, impairment write-downs of $150,000, $235,000 and $0 were recognized on these investments, based on management’s assessment of the fair value of these investments at December 31, 2002, 2001 and 2000, respectively.

WARRANTS – On occasion, in connection with the funding of loans and purchase of securities, the Corporation has received warrants to purchase common stock. Certain warrants are not assigned a value as no estimated fair value is readily determinable. Such warrants are recorded at their estimated fair value when a market is established.

LOANS RECEIVABLE – Loans receivable are carried at the amount funded, less principal payments received, adjusted for net deferred loan fees and allowances for loan losses. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is generally measured based upon the estimated fair value of the collateral. Allowances for loan losses are increased by charges to income and decreased by charge-offs (net of recoveries). The accompanying financial statements require the use of management estimates to calculate allowances for loan losses. These estimates are inherently uncertain and depend on the outcome of future events. Management’s estimates are based upon identified losses on impaired loans, previous loan loss experience, current economic conditions, the value of the collateral, and other relevant factors. Management believes the level of the allowances at December 31, 2002 is adequate to absorb losses inherent in the loan portfolio.

PROPERTY AND EQUIPMENT – Property and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization are made using the straight-line method over the shorter of the estimated useful lives of the assets, which range from three to seven years, or the term of the lease.

LONG-LIVED ASSETS – The Corporation evaluates long-lived assets and certain identifiable intangibles, other than goodwill, for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. No such impairment losses have been recognized during the year ended December 31, 2002.

GOODWILL – Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisitions using the purchase and equity methods of accounting. Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards SFAS No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, accounting for goodwill has been changed from an amortization approach to an impairment-only approach. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, ceased effective January 1, 2002. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 to 20 years and would be evaluated periodically for impairment.

LOAN FEES – Loan fees are deferred, net of direct incremental loan origination costs. Net deferred loan fees are accreted into income using the interest method or straight-line method, if not materially different. Loan fees due at the maturity of a loan are also deferred and accreted to income, unless collection is in doubt, in which case they are then recognized on the cash basis.

REAL ESTATE ACQUIRED THROUGH FORECLOSURE – Real estate acquired through foreclosure is recorded at the lower of estimated fair value or the carrying value of the loan at the time of the foreclosure. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such property are included in current operations.

REVENUE RECOGNITION – Westland Associates recognizes revenues when their vendors drop-ship products directly to their customers. One Source recognizes revenue when all the terms of the sale are substantially completed, generally when the product is shipped and title passes. Matrix recognizes revenues as rentals are contractually earned, or when products are shipped to customers.

COST OF SALES – Cost of product sales is comprised of the direct material costs, direct labor costs, and direct and indirect overhead applicable to sales. Cost of rental revenue is comprised of direct labor costs, warehouse expenses, rental equipment repairs and maintenance, freight, depreciation and equipment rentals.

ADVERTISING COSTS – The Corporation expenses advertising costs when incurred. Advertising expenses totaled $70,000, $60,000 and $128,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

INCOME TAXES – The Corporation files consolidated federal and combined state income tax returns which include the operations of its 100% owned subsidiaries and include the Corporation’s proportionate share of the profit or losses of its LLC subsidiaries. Matrix, which is 74% owned at December 31, 2002, files separate federal and state income tax returns.

Under the asset and liability method of accounting for income taxes, income tax expense (benefit) is recognized by establishing deferred tax assets and liabilities for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Corporation’s evaluation of the realizability of deferred tax assets includes consideration of the amount and timing of future reversals of existing temporary differences.

STOCK OPTION PLAN – The Corporation accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant, only if the market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, which encourages but does not require entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS

No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures for employee stock option grants issued as if the fair-value-based method defined in SFAS No. 123 had been applied. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS No. 123.

USE OF ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS – Certain reclassifications were made to the consolidated financial statements of prior years to conform to the current year presentation.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, all derivative instruments are recorded at their fair value as of the balance sheet date. If a derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge.

The Corporation adopted SFAS No. 133 effective January 1, 2001. The Corporation may receive or invest in stock warrants in connection with its various finance and secured lending activities. The adoption of SFAS No. 133 resulted in a $317,000 cumulative effect transition adjustment to net loss relating to warrants held at December 31, 2000, which qualify as derivatives. The cumulative effect transition adjustment, net of income tax, is shown as a cumulative effect accounting change in the consolidated statements of operations and was determined using the Black Scholes option pricing model. These warrants were not designated as either fair value, cash flow or foreign currency hedges as there are no designated underlyings, and therefore changes in fair value are included in income. Prior to January 1, 2001, appreciation of these warrants was included in other comprehensive income.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations, was issued by the FASB in August 2001. SFAS No. 143 establishes financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Corporation is currently evaluating the impact that the adoption of this statement will have on its consolidated financial position or results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, was issued by the FASB in

October 2001. SFAS No. 144 addresses the recognition of impairment losses on long-lived assets to be held and used or to be disposed of by sale. This statement supersedes certain sections of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Related to Discontinued Operations. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement was adopted during the year ended December 31, 2002. The adoption of this statement did not have an impact on the Corporation’s consolidated financial statements.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 145 (“SFAS No. 145”), Rescission of FASB Statements Numbers 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections was issued by the FASB in April 2002. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Westminster has determined that this statement will have no impact on its consolidated financial position or results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities was issued by the FASB in June 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management believes that this statement will have no impact on its consolidated financial position or results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation-Transition and Disclosure was issued by the FASB in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2003. The required disclosures for interim financial statements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS No. 148 is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

The Corporation applies APB Opinion No. 25 in accounting for stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Corporation determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Corporation’s net (loss) income would have been adjusted to the pro forma amounts indicated below (dollars in thousands, except per share data):

	2002	2001	2000
Net income (loss)
As reported	$(711)	$(3,882)	$6,989
Pro forma	(733)	(3,922)	6,952
Net income (loss) per share (diluted)
As reported	$(.12)	$(.48)	$.87
Pro forma	(.12)	(.48)	.86

EMERGING ISSUES TASK FORCE No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Corporation has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

2. REPURCHASE OF COMMON STOCK

On April 16, 2002, the Corporation repurchased 1,372,748 shares of its common stock, $1 par value, from Gibralt Capital Corporation, an entity controlled by Samuel Belzberg, and 100,000 shares from MDB Capital, an entity controlled by Samuel Belzberg’s adult son, for a price of $2.80 per share or $4,123,694.

On April 18, 2002, the Corporation commenced a tender offer to purchase for cash any and all outstanding shares of its common stock, $1 par value, for $2.80 per share. This tender offer resulted in the repurchase of 1,593,430 shares for an aggregate consideration of $4,461,604 during May and June 2002.

The Corporation has 5,058,429 shares of common stock outstanding after the stock repurchases described above, of which approximately 3,970,644 or 78.5% currently are owned by William Belzberg, chairman of the board of directors and chief executive officer of the Corporation; Hyman Belzberg, a director of the Corporation; and Keenan Behrle, a director and executive vice president of the Corporation. William Belzberg, Hyman Belzberg and Keenan Behrle did not tender any of their shares pursuant to the offer.

3. DISCONTINUED OPERATIONS

Physician Advantage

In June 2002, Physician Advantage received notice from Broadlane, a subsidiary of Tenet Healthcare, Inc., of its election not to renew the contract scheduled to expire on September 29, 2002, pursuant to which Physician Advantage provided customer management services for Tenet’s program for medical and surgical supply sales to physicians. Revenues generated under the contract represented substantially all of Physician Advantage’s revenues. Accordingly, the operations of Physician Advantage ceased in October 2002 and the results of the operations for this business are reported as a discontinued operation for all periods presented.

Physician Advantage earned net income for the year ended December 31, 2002 of $500,000. This net income from the discontinued operation includes tax benefits related to the unamortized goodwill for tax purposes at the date of business discontinuation of approximately $370,000 for the year ended December 31, 2002.

Results of operations for the three years ended December 31, 2002 for discontinued operations, reflecting the operations of Physician Advantage, are as follows:

	2002	2001	2000
Operating revenues	$563,000	$605,000	$557,000
Operating expenses	339,000	503,000	1,657,000

Operating income (loss)	224,000	102,000	(1,100,000)
Goodwill impairment charges	—	—	(1,360,000)
Income tax benefit (provision) and minority interests	276,000	(43,000)	1,033,000

Income (loss) from operations	$500,000	$59,000	$(1,427,000)

Global Telecommunications

On January 31, 2000, Global Telecommunications sold substantially all of its assets for cash consideration of $1,900,000. The Corporation received $1,418,000, net of closing costs, for its 75% ownership interest. In connection with this sale, the Corporation recorded a gain on disposal of $693,000, net of estimated income taxes of $461,000.

The following table summarizes the disposition of Global Telecommunications at January 31, 2000, which is included in discontinued operations (dollars in thousands):

Approximate book value of net assets sold
Accounts receivable, net	$111
Property and equipment, net	269

Total assets	380
Accounts payable	28

Book value of assets sold	352

Westminster Capital’s 75% share of net assets sold	264
Distribution to Westminster net of closing costs	1,418

Gain on sale of 75% interest	1,154
Applicable income taxes on gain on sale	461

Gain on sale, net of income taxes	$693

4. EQUITY INVESTMENT

On January 1, 1999, the Corporation acquired a 50% interest in Touch Controls by converting a loan receivable in the principal amount of $800,000, plus accrued interest of $57,000, into ownership of common stock. The excess cost of $456,000 over 50% of the net assets at the date of acquisition was recorded as goodwill and was being amortized over a ten-year period until the sale of this equity interest.

The shareholders of Touch Controls, including the Corporation, sold 100% of the stock of Touch Controls in October 2001. In connection with this sale, the Corporation received net proceeds of $1,654,000 in cash plus a 50% interest in an interest bearing escrow account of $1,000,000 for its 50% equity interest. The Corporation recorded a gain of $650,000 in connection with this sale. The Corporation recorded equity earnings on unconsolidated subsidiaries of $103,000 and $299,000, representing the Corporation’s proportionate share of results of operations for Touch Controls for the period from January 1, 2001 through October 14, 2001, the date of sale of this equity interest, and the year ended December 31, 2000, respectively.

The Corporation’s portion of the escrow account as of December 31, 2002 is $450,000. This account will be used to settle any claims that result from the sellers’ breach of the sales agreement. During October 2002, the purchaser gave notice of claims for alleged breaches of certain representations and covenants and rights to indemnity of such claims in the amount of $359,848. The sellers have disputed the claims and provided support to the purchaser for their position. Management does not expect that the final settlement of this dispute will have a material impact on the Corporation’s results of operations.

5. SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale at December 31, 2002 and 2001 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2002:
U.S. Treasury and Agency Securities
Unrestricted balances	$2,496	$17	$—	$2,513
Restricted balances	4,294	—	—	4,294
Equity Securities	555	—	(77)	478

Total	$7,345	$17	$(77)	$7,285

2001:
U.S. Treasury and Agency Securities	$6,055	$8	$—	$6,063
Equity Securities	550	—	(27)	523

Total	$6,605	$8	$(27)	$6,586

At December 31, 2002, unrealized holding losses on securities available-for-sale were $35,000 net of taxes of $18,000. At December 31, 2001, unrealized holding losses on securities available-for-sale were $11,000 net of taxes of $8,000.

Maturities of U.S. Treasury and Agency Securities were as follows at December 31, 2002 (dollars in thousands):

	Amortized Cost	Fair Value
Due within one year	$6,790	$6,807

Gross gains and (losses) of $0 and $(1,000), $0 and $0 and $10,000 and $(49,000) were realized on sales of securities in 2002, 2001 and 2000, respectively.

6. LOANS RECEIVABLE

The composition of the Corporation’s loans receivable at December 31, 2002 and 2001 is as follows (dollars in thousands):

	2002	2001
Loans, net of loan fees and allowances,secured by trust deeds or mortgages	$8,101	$—
Loans secured by other collateral	—	289

Total	$8,101	$289

On July 17, 2002, the Corporation purchased for $1,350,000 ($2,004,000 Canadian) a 31% interest in a promissory note in the principal amount of $6,500,000 Canadian secured by a first mortgage on approximately 256 acres of land zoned for industrial development located in Alberta, Canada from Paragon Capital Corporation Limited (“Paragon”), an Alberta, Canada loan broker, in connection with the acquisition of the secured loan from the original lender. The secured loan accrues interest at 12% per annum, with accrued interest and principal due at payoff. The loan balance at December 31, 2002, converted to U.S. dollars based on the year-end exchange rates, was approximately $1,264,000. The secured loan was in default at the time of loan purchase and the land was recovered through foreclosure. In January 2003, the land was sold and the secured loan and accrued interest receivable were repaid in full.

On September 27, 2002, the Corporation purchased for $2,925,000 ($4,500,000 Canadian) a 36% interest in a promissory note with an outstanding balance of $12,500,000 Canadian secured by first mortgages on 188 condominium units located in Calgary, Alberta, Canada, an assignment of rents, sales proceeds from the condominiums, and a personal guarantee from a shareholder of the borrower. The Corporation purchased the interest in the loan from Paragon. The loan accrues interest at 14% per annum, compounded monthly with interest payable monthly and principal due on April 1, 2003, with one six-month renewal option upon payment of a 2.5% renewal fee and provided the loan has not been in default. The loan balance at December 31, 2002, converted to U.S. dollars based on the year-end exchange rates, was approximately $2,837,000. In March 2003, the borrower defaulted in the payment of interest on the loan and the lenders initiated foreclosure proceedings. In April 2003, the borrower paid off the loan and all accrued interest.

The Corporation deposited $4,275,000 in U.S. dollars into an account at a Canadian financial institution, which have been invested in U.S Treasuries, and has used these funds and the U.S. Treasuries to secure a margin loan in Canadian dollars to fund the loans described above (see Note 12).

On October 31, 2002, the Corporation sold a commercial office building that it had previously acquired through foreclosure and received a purchase-money promissory note in the principal amount of $4,000,000, which is secured by a first trust deed on the building, as part of the sale price. The promissory note accrues interest at 7½% per annum, payable monthly in arrears, with principal payments of $300,000 due January 1, 2003, and $200,000 due on or before April 1, 2003, with the balance due on or before September 30, 2004. At December 31, 2002, accrued interest of $25,000 was owed and is included in accrued interest receivable.

A loan is impaired when it is probable that the Corporation will be unable to collect all principal and accrued interest due according to the contractual terms of the loan agreement.

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (dollars in thousands):

	December 31,
	2002	2001
Machinery and equipment	$1,045	$277
Equipment held for rental	4,875	5,151
Furniture and equipment	826	560
Leasehold improvements and amortization	70	—
Automobiles	325	305
Computers and software	1,064	1,068

	8,205	7,361
Less: Accumulated depreciation and amortization	(3,951)	(2,882)

	$4,254	$4,479

Property and equipment with a net book value of $217,000 and $365,000 secure capitalized lease obligations at December 31, 2002 and 2001, respectively. Certain other fixed assets secure borrowings of the Corporation (see Note 12). Depreciation and amortization expense related to property and equipment was $1,732,000, $1,776,000 and $1,236,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8. REAL ESTATE ACQUIRED THROUGH FORECLOSURE

In connection with a defaulted loan with a carrying value of $4,218,500, the Corporation foreclosed on a commercial office building in September 2001 and a residential property in January of 2002.

In 2002 both properties were sold and the Corporation recorded a gain of $571,000 which is included in other income. At December 31, 2002, the Corporation has a promissory note receivable from the sale of the office building in the principal amount of $4,000,000 (see Note 6).

9. GOODWILL

The Corporation’s investments in operating businesses include purchased goodwill recorded as follows (dollars in thousands):

	Purchased Goodwill	Accumulated Amortization at 1/1/02	Amortization and Impairment for Year Ended 12/31/02	Other Adjustments	Net Unamortized Cost at 12/31/02
December 31, 2002:
One Source Industries	$6,845	$(806)	$—	$—	$6,039

Total	$6,845	$(806)	$—	$—	$6,039

	Purchased Goodwill	Accumulated Amortization at 1/1/01	Amortization and Impairment for Year Ended 12/31/01	Other Adjustments	Net Unamortized Cost at 12/31/01
December 31, 2001
One Source Industries	$6,335	$(509)	$(297)	$—	$5,529
Matrix Visual Solutions	3,411	(189)	(3,222)	—	—
Westland Associates	888	(277)	(611)	—	—
Touch Controls	456	(92)	(34)	(330)	—

Total	$11,090	$(1,067)	$(4,164)	$(330)	$5,529

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, accounting for goodwill has been changed from an amortization approach to an impairment-only approach. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, has ceased effective January 1, 2002. The Corporation has completed the transitional fair value based impairment test and determined that as of January 1, 2002, none of the recorded goodwill was impaired.

In connection with the acquisition of One Source, the Corporation is required to make contingent payments (“earnout”) not to exceed an aggregate of approximately $2,038,000, payable in installments of approximately $510,000 for each of the four years in the period ended December 31, 2003. This payment is made only if One Source produces “annual adjusted earnings” (as defined) for each applicable year. The accrual of such payment is shown as “Due to sellers” on the balance sheet. This additional consideration when accrued is added to goodwill. The accrual of such payment for 2002 represents the increase in the goodwill balance from December 31, 2001 to December 31, 2002.

Touch Controls was sold on October 14, 2001 (see Note 4).

At September 30, 2001, management concluded that Matrix’ goodwill was impaired for its remaining value of $3,094,000 on that date. This assessment was made after due consideration of all factors affecting its business including the historic and expected future operating performance of the company. Matrix’ business consists of audio-visual rental and presentation services for trade shows, conventions and conferences. The business is dependent on travel and attendance at conventions, trade shows and conferences. Given the status of the economy and declines in travel and attendance at these types of events at December 31, 2001, management believed the market value of this company was significantly impaired.

Additionally, at December 31, 2001, management concluded that the goodwill related to the business of Westland was impaired for its remaining value of $522,000 on that date. This determination was made after Westland received notice of a long-term contract cancellation from a key vendor. This vendor relationship represented more than 50% of revenues earned by Westland.

The Corporation performed an impairment test of goodwill and other intangibles, based on the provisions of SFAS No. 142 and has determined that there is no impairment to their values as reflected in the consolidated financial statements at December 31, 2002.

SFAS No. 142 requires that intangible assets that do not meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing. The Corporation determined that as of January 1, 2002, no change was necessary to the classification and useful lives of identifiable intangible assets.

The gross carrying amount and accumulated amortization of the Corporation’s intangibles are as follows (dollars in thousands):

	December 31
	2002	2001
Other Intangibles:
Gross carrying amount	$178	$41
Accumulated amortization	(53)	(11)

Other intangibles, net	$125	$30

Amortization expense on intangible assets for the years ended December 31, 2002, 2001 and 2000 was approximately $42,000, $8,000 and $3,000, respectively. Estimated amortization expense for the succeeding five fiscal years is as follows (dollars in thousands):

Year Ending December 31
2003	$47
2004	47
2005	16
2006	10
2007	5

Had the Corporation adopted SFAS No. 142 in the years ended December 31, 2001 and 2000, reported net (loss) would have been decreased and net income would have increased to the pro forma amounts indicated below (dollars in thousands, except per share date):

	Year ended December 31, 2001	Year ended December 31, 2000
(Loss) income from continuing operations before cumulative effect of accounting change
As Reported	$(4,258)	$7,723
Pro Forma	(3,940)	8,125
Net (loss) income
As Reported	(3,882)	6,989
Pro Forma	(3,564)	7,391
Net (loss) income per share, basic and fully diluted
As Reported	(0.48)	0.87
Pro Forma	(0.44)	0.92

10. SEGMENT INFORMATION

The Corporation has four reportable segments: point-of-purchase display and packaging, equipment rental and sales, group purchasing services, and finance and secured lending. Revenues, gross profit and other financial data for continuing operations of the Corporation’s industry segments for the three years in the period ended December 31, 2002 are included below. Even though management considers gross profit an important element in the overall evaluation of a business segment, it considers income (loss) before income taxes as the primary measure of profit/loss for each segment. All revenues are earned in the United States (dollars in thousands).

	Point-of- purchase display and packaging	Equipment rental and Sales	Group purchasing services	Finance and secured lending	Total
2002
Revenues	$17,326	$6,098	$604	$589	$24,617
Gross profit	4,463	1,719	604	589	7,375
Selling, general and administrative	5,752	2,551	866	2,547	11,716
Depreciation, amortization, accretion, net (1)	279	72	35	8	394
Interest expense	43	83	5	46	177
Segment loss	(1,611)	(987)	(302)	(2,012)	(4,912)
Other Income	—	—	—	—	36
Loss before income taxes (2)	(1,611)	(987)	(302)	(2,012)	(4,876)
Capital expenditures	1,262	333	—	54	1,649
Total assets	11,378	3,121	436	26,839	41,774

2001
Revenues	$15,787	$7,597	$941	$1,086	$25,411
Gross profit	5,567	2,433	941	1,086	10,027
Selling, general and administrative	3,776	3,631	932	2,188	10,527
Depreciation, amortization, accretion, net (1)	448	198	128	20	794
Interest expense	48	222	12	—	282
Goodwill impairment charges	—	3,094	522	—	3,616
Segment income (loss)	1,295	(4,712)	(653)	(1,122)	(5,192)
Other Income	—	—	—	—	867
Income (loss) before income taxes (2)	1,295	(4,712)	(653)	(1,122)	(4,325)
Capital expenditures	120	593	—	2	715
Total assets	9,923	4,473	910	32,055	47,361

2000
Revenues	$14,043	$10,055	$1,011	$2,116	$27,225
Gross profit	4,942	4,264	1,011	2,116	12,333
Selling, general and administrative	3,470	3,798	900	1,296	9,464
Depreciation, amortization, accretion, net (1)	351	256	134	9	750
Interest expense	49	196	15	—	260
Segment income (loss)	1,072	14	(38)	811	1,859
Other Income	—	—	—	—	496
Income (loss) before income taxes (2)	1,072	14	(38)	811	2,355
Capital expenditures	584	3,642	2	16	4,244
Total assets	9,032	10,679	1,639	31,869	53,219

(1)	Excludes depreciation and amortization charged to cost of sales.
(2)	Income (loss) before taxes represents income before taxes, minority interests, discontinued operations and cumulative effect of accounting change.

11. OTHER INCOME

The following reflects amounts included in Other Income on the consolidated statement of operations for the years ended December 31 (dollars in thousands):

	2002	2001	2000
Derivative instruments losses	$(19)	$(86)	$0
Gain from sale of foreclosed real estate	571	—	—
Unrealized (losses) gains on limited partnerships that invest in securities	(411)	147	(195)
(Losses) gain on sale of securities available-for-sale	(1)	13	(73)
Impairment write-downs of investments	(150)	(235)	—
Lawsuit settlement, net	—	154	—
Gain from sale of equity investment in Touch Controls	—	650	—
Gain from the sale of an investment	—	—	450
Other income	46	121	15

Total Other Income	$36	$764	$197

12. NOTES PAYABLE

Notes payable consisted of the following at December 31, 2002 and 2001 (dollars in thousands):

	December 31,
	2002	2001
Bank lines of credit	$1,276	$2,039
Margin bank loan	3,993	—
Notes payable	345	427
Capitalized lease obligations	200	357

	$5,814	$2,823

Bank lines of credit

At December 31, 2002, the bank lines of credit are comprised of a line of credit provided to Matrix and a line of credit provided to One Source. A revolving line of credit for working capital purposes previously provided to Matrix of $500,000 with accrued interest at the prime rate plus 1% matured in July 2002. There was no amount outstanding on this line of credit when it matured. At December, 31 2001 the outstanding principal balance on this working capital line of credit was $248,000.

The revolving line of credit for equipment purchases provided to Matrix in the nominal amount of $2,200,000 was established in April 2000, has a maturity date of April 2005, required monthly payments of interest only through March 2001, and thereafter amortizes in 48 equal monthly payments of principal plus accrued interest computed at the prime interest rate (4.25% at December 31, 2002). At December 31, 2002 and 2001, the outstanding principal balance on the equipment line of credit was $1,146,000 and $1,791,000, respectively.

The assets of Matrix secure the equipment line of credit. Under this credit facility, Matrix is required to meet two covenants. At December 31, 2002, Matrix met one of these covenants, but failed to meet a minimum tangible net worth covenant. The bank has waived the non-compliance with this debt covenant as of December 31, 2002.

In compliance with Emerging Issues Task Force No. 86-30 Classification of Obligations When a Violation Is Waived by the Creditor, the Corporation has classified the long-term portion of the debt relating to Matrix, as a current obligation as of both December 31, 2002 and 2001, the balance sheet dates at which such noncompliance was waived by the bank, and because management believes that it is probable that the Corporation will not be able to comply with the covenant at measurement dates in the next 12 months.

One Source had an unsecured revolving line of credit of $1,000,000 which expired on May 5, 2002. No amounts had been drawn against this line at December 31, 2001. A new credit facility of $500,000 was established on October 28, 2002 and provides for working capital advances with accrued interest at the prime rate plus 1% with a maturity of April 15, 2003. The amount outstanding under this credit facility was $130,000 at December 31, 2002.

The margin loan of $3,993,000 ($6,518,000 Canadian) was established to fund interests in two real estate mortgage loans purchased in Canada (see Note 6). This loan accrues interest at the Bank of Canada prime rate minus ½% (4% per annum at December 31, 2002), and is collateralized by U.S. Treasury investments of $4,294,000 held at the same institution. Accrued interest on this loan at December 31, 2002 was $37,000.

Notes Payable

Details of Notes Payable are as follows (dollars in thousands):

	December 31,
	2002	2001
Notes payable due in aggregate monthly installments of $6,197 through various dates in 2003, including interest ranging from 8.35% to 8.75%, collateralized by equipment	$12	$64

Equipment line of credit, converted to a 4-year term note payable in monthly installments beginning February 15, 2002 with interest at prime, final payment due February 15, 2006, collaterized by equipment	317	322

Note payable due in monthly installments of $2,440 through various dates in 2003, including interest at an average rate of 7.47%, collateralized by automobiles	16	41

Total Notes Payable	$345	$427

Capitalized Lease Obligations

Details of capitalized lease obligations are as follows (dollars in thousands):

	December 31,
	2002	2001
Capital lease due in aggregate monthly installments of $11,471 including interest at 9.752%, final payment due April 30, 2004, collateralized by equipment	$181	$286
Other, collateralized by equipment	19	71

Total capitalized lease obligations	$200	$357

Aggregate annual maturities of other borrowings, including future minimum lease payments under capitalized lease obligations, were as follows as of December 31, 2002 (dollars in thousands):

	Bank Lines and Notes Payable	Capitalized Leases	Total Other Borrowings
2003	$5,397	$154	$5,551
2004	100	58	158
2005	100	—	100
2006	17	—	17
2007

Aggregate payments to be made	5,614	212	5,826

Less: amount representing interest		12	12

	$5,614	$200	$5,814

13. INCOME TAXES

The benefit (provision) for income taxes for the years ended December 31, 2002, 2001, and 2000 includes the following (dollars in thousands):

	2002	2001	2000
Current tax (provision) benefit
Federal	$2,545	$(123)	$(492)
State	(234)	(34)	(126)
Deferred tax (provision) benefit
Federal	541	(4)	4,628
State	531	(11)	1,551

Total (provision) benefit for income taxes	$3,383	$(172)	$5,561

The Corporation has tax net operating loss carryforwards at December 31, 2002 of approximately $230,000 and $1,700,000 for federal and California purposes, respectively. Additionally, a subsidiary of the Corporation, Matrix, has separate federal and California net operating loss carryforwards of approximately $288,000 and $2,023,000, respectively. The federal loss carryforwards will expire beginning in the taxable year ending December 31, 2020 and the California loss carryforwards will expire beginning in the taxable year ending December 31, 2005.

The income tax benefit (provision) differs from the amounts computed by applying the statutory federal income tax rate of 35% to the income before income taxes for the following reasons (dollars in thousands):

	2002	2001	2000
Tax benefit (expense) at statutory federal income tax rate	$1,707	$1,514	$(825)
California franchise tax, net of federal benefit	121	(21)	697
Legal settlement	1,575	—	5,718
Goodwill impairment in subsidiaries	—	(1,281)	—
Valuation allowance	331	(345)	—
Nondeductible restructuring costs	(225)	—	—
Other, net	(127)	(39)	(29)

	$3,383	$(172)	$5,561

At December 31, 2002 and 2001, the Corporation had net cumulative deferred taxes payable of $473,000 and $1,782,000, respectively. Tabulated below are the significant components of the net deferred tax liability at December 31, 2002 and 2001 (dollars in thousands):

	2002	2001
Components of the deferred tax asset:
Net operating loss carryforward	$541	$618
State taxes	4	153
Loan fee income	0	66
Accrued expenses	241	193
Partnership and LLC investments	174	620
Allowance for doubtful accounts	35	156
Loss on investment	173	101
Amortization of goodwill		54
Unrealized loss on securities available-for-sale	25
Gain on sale of investment	58
Other	1	148

Totals before valuation allowance	1,252	2,109
Valuation allowance	(125)	(345)

Deferred tax asset	1,127	1,764

Components of the deferred tax liability:
Legal settlements	(1,028)	(2,955)
Depreciation	(371)	(415)
SFAS No. 133 derivative gains	(189)	(176)
Other	(12)	—

Deferred tax liability	(1,600)	(3,546)

Net deferred tax liability	$(473)	$(1,782)

Net state deferred tax liability	(6)	$(423)
Net federal deferred tax liability	(467)	(1,359)

	$(473)	$(1,782)

In evaluating the realizability of its deferred tax assets, management has considered the turnaround of deferred tax liabilities during the periods in which temporary differences become taxable or deductible.

At December 31, 2001, management determined that a portion of the net operating losses incurred by the Corporation’s partially owned subsidiary, Matrix, did not meet the realization criteria, thereby requiring a valuation allowance of $345,000 against the deferred tax asset. In March 2002, the federal “Job Creation and Worker Assistance Act of 2002” (the “Act”) was enacted. Among the provisions, the Act temporarily extends the general net operating loss carryback period to five years from the previously applicable two years. The provision is effective for net operating losses generated in taxable years ending December 31, 2001 and 2002 and allowed the partially owned subsidiary to carryback a larger portion of its net operating loss.

In December 2002, the Corporation reached a settlement with the Internal Revenue Service with respect to the audit of its 1998 income tax return. Formal approval of the settlement was obtained in February 2003. As a result of the settlement, in the fourth quarter of 2002, the Corporation reduced its deferred income tax liabilities by approximately $1,575,000 and credited the provision for income taxes. Certain tax years remain open for examination by taxing authorities. Management believes there are adequate accruals for potential adjustments that might be asserted with respect to these years.

14. SUPPLEMENTAL CASH FLOW INFORMATION

The tax effect of unrealized (losses) gains on securities available-for-sale for the years ended December 31, 2002, 2001 and 2000 was $(25,000), $232,000 and $130,000, respectively.

Supplemental schedule of cash flow information:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Interest paid	$177,000	$282,000	$260,000

Income taxes paid	$30,000	$62,000	$1,886,000

Supplemental schedule of non-cash investing and financing activities:
Goodwill additions relating to subsidiary acquisition accruals	$510,000	$510,000	$510,000

Real estate acquired through foreclosure	$—	$4,416,000	$—

Loan origination on sale of office building	$4,000,000	$—	$—

15. LAWSUIT SETTLEMENT

During 2001, the Corporation received $154,000 in net proceeds from the settlement of claims asserted in a class action lawsuit filed against Drexel Burnham Lambert, Inc., Michael Milken and various other parties in 1989 and settled in 1993. These proceeds are included in Other Income for the year ended December 31, 2001.

16. NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), Earnings Per Share, and is calculated on the basis of the weighted-average number of common shares outstanding during each period plus the additional dilutive effect of potential common stock. The dilutive effect of outstanding stock options is calculated using the treasury stock method. As a result of the income per share methods required to be disclosed by the Corporation under SFAS No. 128, the Statement also requires disclosure of a reconciliation from Basic Net Income Per Common Share to Diluted Net Income Per Common Share for the years ended December 31, 2002, 2001 and 2000, as follows:

	Years Ended December 31,
	2002	2001	2000
Weighted average number of shares outstanding used to compute basic earnings per share	6,076,000	8,125,000	8,052,000
Dilutive effect of stock options	—	—	5,000
Number of shares used to compute diluted earnings per share	6,076,000	8,125,000	8,057,000

Anti-dilutive options excluded from the computation of diluted earnings per share totaled 140,000, 240,000 and 140,000 shares for the years ended December 31, 2002, 2001 and 2000, respectively.

17. STOCK OPTION PLAN

During 1997, the Corporation’s Board of Directors adopted the 1997 Stock Incentive Plan (the “1997 Plan”), which was approved at the Annual Meeting of Shareholders on June 2, 1998. The 1997 plan replaces the plans that expired in 1996. An aggregate of one million shares of the Corporation’s common stock may be issued under the 1997 Plan.

The per share weighted-average fair value of stock options granted during 2000 was $1.27 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 6.36% for 2000; expected volatility of 41% for 2000; and an expected life of 4.42 years. No options were granted in 2002 or 2001.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Option Price	Weighted-Average Option Price Per Share
Balance at December 31, 1999	460,000	$1.81 – 3.25	$2.24
Granted	70,000	3.00	3.00
Exercised	(290,000)	1.81 – 1.99	1.97
Cancelled	—
Expired	—

Balance at December 31, 2000	240,000	$2.37 – 3.25	$2.79
Granted	—
Exercised	—
Cancelled	—
Expired	—

Balance at December 31, 2001	240,000	$2.37 – 3.25	$2.79
Granted	—
Cancelled	(100,000)	2.37	2.37
Expired	—

Balance at December 31, 2002	140,000	$3.00 – 3.25	$3.10

At December 31, 2002 and 2001, the weighted-average remaining contractual life of outstanding options was 1.41 and 1.50 years, respectively.

At December 31, 2002 and 2001, the number of options exercisable was 92,500 and 137,500, respectively, and the weighted-average exercise price of those options was $3.10 and $2.69, respectively.

18. COMMITMENTS AND CONTINGENCIES

Aggregate minimum lease commitments under long-term operating leases as of December 31, 2002 are as follows (dollars in thousands):

2003	$641
2004	568
2005	469
2006	235
2007	76

$1,988

Minimum lease payments represent guaranteed minimum rentals based on existing operating leases, including office and warehouse rentals and various equipment leases.

The Corporation recorded $714,000, $790,000 and $724,000 in rent expense for the years ended December 31, 2002, 2001 and 2000, respectively.

Litigation

On April 19, 2002, a complaint was filed against the Corporation and each member of the Corporation’s board of directors in the Delaware Court of Chancery for New Castle County, by a shareholder of the Corporation who brought the action individually and as a purported class action on behalf of all shareholders of the Corporation. The complaint, as subsequently amended, alleged that the Corporation and the members of the Corporation’s board of directors breached their fiduciary duties to the Corporation’s shareholders. Specifically the complaint alleged: (a) Westminster shareholders were being denied the opportunity to make a fully informed judgment on a major corporate transaction in which they had to select among their options to hold or tender their stock; (b) the tender offer was structured in such a way that it was coercive; and (c) the tender offer benefited the fiduciaries at the expense of Westminster’s public shareholders.

The complaint sought, among other things, preliminary and permanent injunctive relief prohibiting the Corporation from proceeding and implementing the tender offer and, if the tender offer was completed, an order rescinding the tender offer and awarding damages to the purported class. On May 8, 2002, the Delaware Court of Chancery denied the motion for expedited proceedings filed by the plaintiff and refused to schedule a hearing on the plaintiff’s motion for a preliminary injunction, which sought to enjoin the Company’s tender offer. The tender offer was closed without resolving the lawsuit. Although Westminster and its directors denied and continue to deny any allegations of wrongdoing, Westminster continued to engage in settlement discussions with the plaintiff following completion of the tender offer.

On January 7, 2003, a Stipulation of Settlement (“Settlement”) was filed with the Delaware Court of Chancery. On March 7, 2003, the Court of Chancery held a hearing to consider the Settlement. To date, the Court of Chancery has not ruled on the Settlement. The Settlement, if approved, would provide as follows: (i) Westminster would pay each shareholder that tendered common stock in the tender offer an additional $0.20 per share (less a pro rata share of attorneys’ fees); (ii) Westminster would purchase the common stock owned by Barry Blank, which is represented to be approximately 349,300 shares, for $3.00 per share (less a pro rata share of attorneys’ fees); and (iii) William Belzberg, Hyman Belzberg, Greggory Belzberg and Keenan Behrle (the “Continuing Shareholders”) would contribute their shares of common stock to a newly formed company which would then own in excess of 90% of Westminster’s outstanding common stock and the new company would then merge with and into Westminster, and each of the shareholders of Westminster (other than the new company) would be entitled to receive $3.00 per share for their shares of common stock (less a pro rata share of attorneys’ fees) and the shareholders of the new company would receive shares of stock of Westminster. Upon completion of the foregoing merger, Westminster would be privately held by the Continuing Shareholders. If any of Westminster’s shareholders entitled to receive cash for their shares in the merger object to the price, they may exercise appraisal rights as provided under the Delaware General Corporation Law.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Fair value amounts represent estimates of value at a point in time. Significant estimates regarding economic conditions, loss experience, risk characteristics and other factors are used in estimating fair value. These estimates can be subjective in nature and involve matters of judgment. Changes in the assumptions could have a material impact on the amounts disclosed. The methods and assumptions for determining fair value of the Corporation’s financial instruments are as follows:

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

20. QUARTERLY SUMMARY OF OPERATIONS (UNAUDITED)

The following quarterly summary of operations is unaudited. In the opinion of the Corporation’s management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the interim periods presented, have been included (dollars in thousands, except per share data):

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Year ended 12/31/02
Total revenues	$4,880	$7,140	$6,116	$6,481
Total expenses	6,317	7,927	6,463	8,822
Income from continuing operations before income taxes and minority interests	(1,483)	(942)	(574)	(1,877)
Net income (loss)	(530)	(788)	159	448
Basic earnings per share	(0.07)	(0.13)	0.03	0.09
Diluted earnings per share	(0.07)	(0.13)	0.03	0.09

Year ended 12/31/01
Total revenues	$5,932	$7,077	$7,274	$5,128
Total expenses	5,960	6,717	7,779	6,531
Income from continuing operations before income taxes and minority interests	504	364	(3,962)	(1,231)
Net income (loss)	493	100	(3,680)	(795)
Basic earnings per share	0.06	0.01	(0.45)	(0.10)
Diluted earnings per share	0.06	0.01	(0.45)	(0.10)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The Board of Directors of the Corporation is currently comprised of seven directors who are elected annually. The following table sets forth certain information with respect to the directors and executive officers of the Corporation as of December 31, 2002.

Name	Age	Title	Director since
William Belzberg	70	Chairman of the Board of Directors	1977
Keenan Behrle (3)	60	Executive Vice President	1985
Hyman Belzberg	78	Director	1995
Bruno DiSpirito (1)	37	Director	1999
Roy Doumani (1)	67	Director	2001
Barbara C. George (2)(3)	67	Director	1979
Fred Kayne (1)(2)	64	Director	2001

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Investment Committee

Mr. William Belzberg has served as Chairman of the Board of Directors of the Corporation since 1977 and as Chief Executive Officer of the Corporation since September 1990. He was also President and Chief Executive Officer of the Corporation in 1987 and 1988.

Mr. Keenan Behrle became Executive Vice President of the Corporation on February 10, 1997. He also served as Chief Financial Officer from February 1997 to May 2000. From November 1993 to February 1997, Mr. Behrle was engaged in real estate development activities for his own account. From 1991 to November 1993, Mr. Behrle was President and Chief Executive Officer of Metropolitan Development, Inc., a real estate development company located in Los Angeles, California.

Mr. Hyman Belzberg has been the President of Bel-Alta Holdings Ltd., a real estate and mortgage investment company, since 1994. He operated a large retail furniture business in Calgary, Alberta, Canada from 1945 to 1994. Mr. Belzberg is also on the Board of the Canadian Athletic Association and is the President of Gaslight Square Ltd. and 623201 Alberta Ltd., both of which are real estate and investment companies. Additionally, he serves on the Board of Mount Royal College, the Board of the Homeless Foundation and as Director of West Creek Developments. Mr. Belzberg is a Canadian citizen.

Mr. DiSpirito served as Vice President and Chief Financial Officer of Gibralt Capital Corporation from March 1994 until February 2002. He has served as Vice President, Corporate Development for Larco Investments Ltd. from August 2002 to the present. Mr. DiSpirito is a Canadian citizen.

Mr. Doumani has been a private investor for more than the past five years. He currently serves as a board member and Interim Chief Operations Officer of the California NanoSystems Institute. He is also a Professor of Molecular and Medical Pharmacology at the David Geffen School of Medicine. He has served as founder and director of First Los Angeles Bank; chairman of First Interstate Bank of Hawaii; director of HonFed Bank; and chairman of World Trade Bank in Los Angeles. He currently holds an equity position and serves as vice chairman of Xiamen International Bank in the People’s Republic of China.

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

Mr. Kayne has been President of Fortune Fashions Industries, LLC, an apparel company, since 1991. He has served as the chairman and director of Big Dog Holdings, Inc., a casual apparel retail company, since 1997. He also has served as the chairman of FAO, Inc., a specialty retailer of developmental, educational and care products for infants and children and high quality toys, games and books, since 2001 and has been a director of FAO and its predecessor, The Right Start, Inc., since 1996. Both Big Dog Holdings and FAO are public companies. Mr. Kayne was a partner of Bear, Stearns & Co. Inc. until its initial public offering in 1985, after which time he was a Managing Director and a member of the Board of Directors of Bear, Stearns & Co. Inc. until he resigned in 1986. In addition, Mr. Kayne served as a director of Far West Financial Corporation, a predecessor of Westminster, from 1987 to 1990, and served as Far West Financial’s vice chairman and chief executive officer from 1988 to 1990.

Messrs. Hyman Belzberg and William Belzberg are brothers.

Section 16(a) Beneficial Ownership Compliance

Directors, officers and beneficial owners of more than 10% of the outstanding shares of the Common Stock of the Corporation are required by rules of the Securities and Exchange Commission (the “Commission”) to file certain reports with the Commission, the American Stock Exchange and the Archipelago Exchange (where the Corporation’s Common Stock is listed) relating to certain changes in their beneficial ownership of shares and their aggregate holdings at the end of the calendar year. The Corporation is not aware that any officer, director or beneficial owner of more than 10% of the Common Stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during 2002.

ITEM 11. EXECUTIVE OFFICER COMPENSATION

The table set forth below reflects the annual compensation, long-term compensation and other compensation paid during each of the Corporation’s three most recent fiscal years to the chief executive officer and other executive officers of the Corporation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Annual Compensation			Long-Term Compensation
	Year	Salary	Bonus	Number of Shares Underlying Options		(1) Other Annual Compensation
William Belzberg, Chairman of the Board and Chief Executive Officer	2002 2001 2000	$250,000 250,000 250,000	$-0- -0- -0-	-0- -0- -0-		$45,000 45,500 45,500

Keenan Behrle, Executive Vice President	2002 2001 2000	$230,000 230,000 229,000	$50,000 50,000 40,000	-0- -0- 50,000	(2)	$34,700 36,200 34,000

Rui Guimarais, Chief Financial Officer	2002 2001 2000	$155,000 155,000 142,000	$-0- -0- 25,000	-0- -0- 20,000	(2)	$6,000 6,000 6,000

(1)	Other annual compensation received by Mr. Belzberg consisted of $37,500 in annual premiums paid with respect to a universal life insurance policy for Mr. Belzberg, with the balance represented by fees earned as a director. In 2002, other annual compensation for Mr. Behrle includes $10,000 in reimbursement for annual premiums on a life insurance policy, $14,500 in fees earned as a director and $10,200 as an automobile allowance. In 2001, other annual compensation for Mr. Behrle includes $10,000 in reimbursement for annual premiums on a life insurance policy, $16,000 in fees earned as a director and $10,200 as an automobile allowance. In 2000, other annual compensation for Mr. Behrle includes $10,000 in reimbursement for annual premiums on a life insurance policy, $15,500 in fees earned as a director and $8,500 as an automobile allowance. Other annual compensation received by Mr. Guimarais consists of an automobile allowance.

(2)	Pursuant to an option granted in 2000 at a price of $3.00 per share.

Director Compensation

During 2002, directors of the Corporation were paid $500 per month for serving on the Board and $500 per month for each committee of the Board on which they served, as well as $500 for each meeting of the Board of Directors or committee which they attended.

Stock Option Grants

No stock options were granted during the fiscal year ended December 31, 2002 to any officer or director of the Corporation.

Stock Option Exercises and Holdings

The following table provides information concerning options exercised by the executive officers named in the Summary Compensation Table above during the fiscal year ended December 31, 2002 and unexercised options held by such executives as of December 31, 2002.

Aggregated Option Exercises in Fiscal Year 2002

and FY-End Option Values

Name	Shares Acquired on Exercise		(1) Value Realized		Number of Unexercised Shares Underlying Options at 12/31/02		Value of Unexercised In-the-Money Options at 12/31/02
					Exercisable	Unexercisable	Exercisable	Unexercisable
William Belzberg	—		$—		—	—	$—	$—
Keenan Behrle	100,000	(2)	$43,000	(2)	62,500	37,500	—	—
Rui Guimarais	—		—		30,000	10,000	—	—

(1)	Value is determined by subtracting the exercise price from the fair market value (the closing price for Common Stock as reported on the American Stock Exchange on the last trading day in the fiscal year) and multiplying the resulting number, if a positive number, by the number of shares of Common Stock underlying the options.

(2)	The option was sold to the Corporation in connection with the Corporation’s Offer for any and all of its shares of common stock for $2.80 per share that commenced on April 18, 2002. The Corporation purchased the options for $.43 per share covered by the options, which represents the difference between the exercise price per share and the Offer price per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 28, 2003 the number of shares of the Corporation’s Common Stock known to the Corporation to be owned beneficially by each person who owned more than 5% of the outstanding shares, by each director and executive officer and by all directors and executive officers, as a group. Except as indicated in the notes to the table, each person named has sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1) (2)	Percent of Class
William Belzberg (3) 9665 Wilshire Blvd., Suite M-10 Beverly Hills, CA 90212	2,176,670	43.03%

Hyman Belzberg (4) #1420 Aquitaine Towers 540 – 5 Avenue S.W. Calgary, Alberta Canada T2P 0M2	1,703,974	33.69%

Greggory Belzberg Suite 201 1110 Hamilton Street Vancouver, B.C. V6B2S2	374,400	7.40%

Barry Blank P.O. Box 32056 Phoenix, AZ 85064	349,300	6.91%

Keenan Behrle (5)	165,000	3.20%

Bruno DiSpirito	—	—

Roy Doumani	—	—

Barbara C. George, Ph.D.	—	—

Fred Kayne	—	—

Rui Guimarais (6)	35,000	*

All Directors and Officers as a Group (8 persons)	4,080,644	79.11%

*	Amount represents less than one percent of the Corporation’s Common Stock.

(1)	Information with respect to beneficial ownership is based upon the Corporation’s stock records and data supplied to the Corporation by the holders.

(2)	Beneficial ownership is determined in accordance with rules of the Commission, and includes, generally, voting power and/or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to joint ownership with spouses and community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3)	Includes (a) 1,802,820 shares held in the William Belzberg Revocable Living Trust, October 5, 1984, which William Belzberg serves as trustee and (b) 373,750 shares held in the name of Bel-Cal Holdings, Ltd., which William Belzberg controls.

(4)	Based on an amended Schedule 13D filed with the Commission, the shares shown in the table as being beneficially owned by Hyman Belzberg are owned of record by Bel-Alta Holdings, Ltd., a Canadian corporation, of which Hyman Belzberg is the President, sole director and beneficial owner of a majority of the outstanding shares of capital stock.

(5)	Includes 62,500 options exercisable as of February 28, 2003 and 12,500 options exercisable within 60 days, pursuant to options to purchase a total of 100,000 shares. The shares are deemed to be outstanding for the purpose of computing the percentage of the outstanding shares beneficially owned by Mr. Behrle.

(6)	Includes 30,000 options exercisable as of February 28, 2003 and 5,000 options exercisable within 60 days, pursuant to options to purchase a total of 40,000 shares. The shares are deemed to be outstanding for the purpose of computing the percentage of the outstanding shares beneficially owned by Mr. Guimarais.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 16, 2002, pursuant to a Stock Purchase Agreement by and among Gibralt Capital Corporation (“Gibralt”), MDB Capital Corporation Ltd. (“MDB”) and the Corporation, the Corporation purchased 1,372,748 and 100,000 shares from Gibralt and MDB, respectively, for $2.80 per share. Gibralt is controlled by Samuel Belzberg, brother of William and Hyman Belzberg, and MDB is controlled by Samuel Belzberg’s adult son.

In April 2002, a complaint was filed in an action captioned Barry Blank v William Belzberg, et al against the Corporation and each member of the Corporation’s board of directors in the Delaware Court of Chancery for New Castle County, by a shareholder of the Corporation. The lawsuit was filed in response to the Corporation’s Offer to purchase any and all outstanding shares of its common stock at a price of $2.80 per share. The plaintiff brought this action individually and as a purported class action on behalf of all shareholders of the Corporation. The complaint, as subsequently amended, alleged that the Corporation and the members of the Corporation’s board of directors breached their fiduciary duties to the Corporation’s shareholders. The complaint sought, among other things, preliminary and permanent injunctive relief prohibiting the Corporation from proceeding and implementing the Offer and, if the Offer was completed, an order rescinding the Offer and awarding damages to the purported class. On May 8, 2002, the Delaware Court of Chancery denied the motion for expedited proceedings filed by the plaintiff and refused to schedule a hearing on the plaintiff’s motion for a preliminary injunction, which sought to enjoin the Corporation’s Offer.

On January 7, 2003, a Stipulation of Settlement (“Settlement”) was filed with the Delaware Court of Chancery. On March 7, 2003, the Court of Chancery held a hearing to consider the Settlement. To date the Court of Chancery has not ruled on the Settlement. The Settlement, if approved, would provide as follows: (i) Westminster would pay each shareholder that tendered common stock in the Offer an additional $0.20 per share (less a pro rata share of attorneys’ fees); (ii) Westminster would purchase the common stock owned by Barry Blank, which is represented to be approximately 349,300 shares, for $3.00 per share (less a pro rata share of attorneys’ fees); and (iii) William Belzberg, Hyman Belzberg, Greggory Belzberg and Keenan Behrle (“Continuing Shareholders”) would contribute their shares of common stock to a newly formed company which would then own in excess of 90% of Westminster’s outstanding common stock and the new company would then merge with and into Westminster, and each of the shareholders of Westminster (other than the new company) would be entitled to receive $3.00 per share for their shares of common stock (less a pro rata share of attorneys’ fees) and the shareholders of the new company (i.e. the Continuing Shareholders) would receive shares of stock of Westminster. Upon completion of the merger, Westminster would be privately held by the Continuing Shareholders in the following percentages:

Name	Number of shares	Percentage Ownership
William Belzberg	2,176,670	50.10%
Hyman Belzberg	1,703,974	39.22%
Greggory Belzberg	374,400	8.61%
Keenan Behrle	90,000	2.07%

If any of Westminster’s shareholders entitled to receive cash for their shares in the merger object to the price, they may exercise appraisal rights as provided under the Delaware General Corporation Law.

William Belzberg, Hyman Belzberg and Greggory Belzberg each own of record and beneficially more than 5% of the common stock, $1 par value, of Westminster. William Belzberg is chairman, CEO and a director of the Corporation. Keenan Behrle is executive vice president and a director of the Corporation. Hyman Belzberg is a director of the Corporation. William Belzberg and Hyman Belzberg are brothers and Greggory Belzberg is William Belzberg’s adult son.

ITEM 14. CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by the Corporation with the Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to the Corporation’s management. In designing and evaluating the disclosure controls and procedures, the Corporation’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the Corporation’s most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, the Corporation’s Chief Executive Officer and Acting Chief Financial Officer believe that the Corporation’s disclosure controls and procedures

(as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche, LLP (“Deloitte”) served as the Corporation’s independent auditors for fiscal year 2002. The Audit Committee approves all audit and non-audit services provided by Deloitte.

The aggregate fees billed to the Corporation by Deloitte for professional services in 2002 and 2001 fiscal years are as follows:

Fees	2002	2001
Audit Fees	$56,000	$74,000
Audit-Related Fees	—	—
Tax Fees	290,000	146,000
All Other Fees	—	—

Total	$346,000	$220,000

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8:

Consolidated Statements of Financial Condition as of December 31, 2002 and 2001
Consolidated Statements of Operations for the Three Years in the Period Ended December 31, 2002
Consolidated Statements of Shareholders’ Equity for the Three Years in the Period Ended December 31, 2002
Consolidated Statements of Cash Flows for the Three Years in the Period Ended December 31, 2002
Consolidated Statements of Comprehensive (Loss) Income for the Three Years in the Period Ended December 31, 2002
Notes to Consolidated Financial Statements for the Three Years in the Period Ended December 31, 2002

(a)(2) Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes.

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the fourth quarter of 2002.

(c) Exhibits

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMINSTER CAPITAL, INC.

April 9, 2003	By:	/s/ WILLIAM BELZBERG
William Belzberg Chairman of the Board Chief Executive Officer

	By:	/s/ KEENAN BEHRLE
Keenan Behrle Executive Vice President, Acting Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ WILLIAM BELZBERG William Belzberg	Chairman of the Board of Directors and Chief Executive Officer	April 9, 2003

/s/ KEENAN BEHRLE Keenan Behrle	Director	April 9, 2003

/s/ HYMAN BELZBERG Hyman Belzberg	Director	April 9, 2003

/s/ BRUNO DISPIRITO Bruno DiSpirito	Director	April 9, 2003

/s/ ROY DOUMANI Roy Doumani	Director	April 9, 2003

/s/ BARBARA C. GEORGE Barbara C. George	Director	April 9, 2003

/s/ FRED KAYNE Fred Kayne	Director	April 9, 2003

CERTIFICATION OF WILLIAM BELZBERG, CHIEF EXECUTIVE OFFICER OF WESTMINSTER CAPITAL, INC.

This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the annual report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2002 of Westminster Capital, Inc. (the “Issuer”).

I, William Belzberg, the Chief Executive Officer of Issuer, certify:

1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of Westminster Capital, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 9, 2003

By:	/s/ WILLIAM BELZBERG
William Belzberg Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF KEENAN BEHRLE, EXECUTIVE VICE PRESIDENT AND ACTING CHIEF FINANCIAL OFFICER OF WESTMINSTER CAPITAL, INC.

This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the annual report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2002 of Westminster Capital, Inc. (the “Issuer”).

I, Keenan Behrle, the Executive Vice President and Acting Chief Financial Officer of Issuer, certify:

1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of Westminster Capital, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 9, 2003

By:	/s/ KEENAN BEHRLE
Keenan Behrle Executive Vice President, Acting Chief Financial Officer and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Sequentially Numbered Description

2.1

Option and Stock Purchase Agreement dated November 10, 1997 between the Corporation and William Toro (filed as Exhibit 2.1 to the Registrant’s Report on Form 8-K dated March 5, 1998 and incorporated herein by this reference).

2.2

Amendment to Option and Stock Purchase Agreement dated December 16, 1997 between the Corporation and William Toro (filed as Exhibit 2.2 to the Registrant’s Report on Form 8-K dated March 5, 1998 and incorporated herein by this reference).

2.3

Secured Promissory Note in the amount of $6,000,000 dated February 26, 1998 between the Corporation and William Toro (filed as Exhibit 2.3 to the Registrant’s Report on Form 8-K dated March 5, 1998 and incorporated herein by this reference).

2.4

Stock Purchase Agreement dated as of September 30, 1997 between the Corporation and the shareholders of Westland Associates, Inc., a California corporation (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference).

2.5

Membership Interest Purchase Agreement dated January 11, 1999 between the Corporation and One Source Industries, Inc. (filed as Exhibit 2.1 to the Registrant’s Report on Form 8-K dated January 11, 1999 and incorporated herein by this reference).

2.6

Amended and Restated Operating Agreement of One Source Industries, LLC Inc. (filed as Exhibit 2.2 to the Registrant’s Report on Form 8-K dated January 11, 1999 and incorporated herein by this reference).

2.7

Stock Purchase Agreement dated as of November 23, 1999 between the Corporation and the shareholders of Logic Technology Group, Inc., a California corporation (filed as Exhibit 2.1 to the Registrant’s Report on Form 8-K dated December 13, 1999 and incorporated herein by this reference).

3.1

Certificate of Incorporation of the Registrant as amended through the date hereof (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference).

3.2

By-Laws of the Registrant as amended in their entirety effective April 4, 1995 (filed as Exhibit 4.4 to the Registrant’s Post Effective Amendment No. 1 to Form S-8 filed on June 23, 1995 as Registration No. 33-21177 and incorporated herein by this reference).

10.1

Sales Agreement between The Sumitomo Bank of California and Purchasers dated August 17, 1995 (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by this reference).

10.2

1986 Incentive Stock Option Plan and 1986 Nonstatutory Stock Option Plan (filed as Exhibit 4.1 to the Registrant’s Post Effective Amendment No. 1 to Form S-8 filed on June 23, 1995 as Registration No. 33-21177 and incorporated herein by this reference).

10.3

Form of Stock Option Agreement (filed as Exhibit 4.2 to the Registrant’s Post Effective Amendment No. 1 to Form S-8 filed on June 23, 1995 as Registration No. 33-21177 and incorporated herein by this reference).

10.4

Restated and Amended Limited Partnership Agreement for Global Telecommunications Systems, Ltd. dated December 31, 1993 (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by this reference).

10.5

Loan and Stock Purchase Agreement dated November 20, 1995 between the Corporation and Pink Dot, Inc., a California Corporation (“Pink Dot”) (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference).

10.6

Amendment to Loan and Stock Purchase Agreement dated September 20, 1996 between the Corporation and Pink Dot (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference).

10.7

Convertible Secured Note Purchase Agreement dated November 20, 1997 between the Corporation and Physician Advantage LLC, Michael H. Burnam and Sheldon A.E. Rosenthal (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference).

10.8

Loan Agreement dated September 23, 1997 between the Corporation and Touch Controls, Inc., a California Corporation (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference).

10.9

Secured Convertible Promissory Note dated September 23, 1997 between the Corporation and Touch Controls, Inc., a California Corporation (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference).

10.10	1997 Stock Incentive Plan (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference).

16.1	Letter from KPMG as of May 1997 (filed as an Exhibit to the Registrant’s Report on Form 8-K dated May 5, 1997 and incorporated herein by this reference).

21	Subsidiaries of Registrant (filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference).

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.