Form 10-Q
period 2003-03-31
WESTMINSTER CAPITAL INC
filed 2003-05-20
CIK 34489

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

ASSETS	March 31, 2003	December 31, 2002

CURRENT ASSETS:
Cash and cash equivalents	$7,784,000	$9,495,000
Securities available-for-sale, at fair value, includes restricted securities of $3,003,000 and $4,294,000 at March 31, 2003 and December 31, 2002, respectively	6,090,000	7,285,000
Accounts receivable, net of reserve of $192,000 in 2003 and $198,000 in 2002	3,048,000	3,742,000
Loans receivable – current portion	3,580,000	4,601,000
Investments in limited partnerships that invest in securities	—	132,000
Accrued interest receivable	65,000	174,000
Inventories	819,000	406,000
Income taxes receivable	1,688,000	1,694,000
Other assets	312,000	236,000

Total Current Assets	23,386,000	27,765,000
Loans receivable – long-term portion	5,701,000	3,500,000
Property and equipment, net	3,944,000	4,254,000
Goodwill	6,039,000	6,039,000
Other assets, net	206,000	216,000

Total Assets	$39,276,000	$41,774,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,318,000	$3,407,000
Accrued expenses	2,994,000	2,576,000
Due to sellers	510,000	510,000
Notes payable – current portion
Lines of credit	1,509,000	1,276,000
Margin bank loan	2,880,000	3,993,000
Notes payable	111,000	128,000
Capital leases	149,000	143,000

Total Current Liabilities	10,471,000	12,033,000
Notes payable – long-term portion
Notes payable	191,000	217,000
Capital leases	12,000	57,000
Deferred income taxes	443,000	473,000

Total liabilities	11,117,000	12,780,000

Minority interests	425,000	544,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value: 30,000,000 shares authorized:
5,058,429 shares issued and outstanding at March 31, 2003 and December 31, 2002	5,059,000	5,059,000
Capital in excess of par value	50,704,000	50,704,000
Accumulated deficit	(27,991,000)	(27,278,000)
Accumulated other comprehensive loss	(38,000)	(35,000)

Total Shareholders’ Equity	27,734,000	28,450,000

Total Liabilities and Shareholders’ Equity	$39,276,000	$41,774,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31, 2003	Three months ended March 31, 2002

REVENUES:
Sales to packaging customers	$2,692,000	$2,915,000
Equipment rental and sales	1,530,000	1,693,000
Group purchasing revenues	145,000	143,000
Finance and secured lending revenues	186,000	129,000

Total revenues	4,553,000	4,880,000

COSTS AND EXPENSES:
Cost of sales – packaging	2,035,000	2,038,000
Cost of sales – equipment rental and sales	1,096,000	1,088,000
Selling, general and administrative	2,522,000	3,072,000
Depreciation and amortization	105,000	78,000
Interest expense	58,000	41,000

Total costs and expenses	5,816,000	6,317,000

LOSS FROM OPERATIONS	(1,263,000)	(1,437,000)
OTHER LOSS	(78,000)	(46,000)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT AND MINORITY INTERESTS	(1,341,000)	(1,483,000)
INCOME TAX BENEFIT	510,000	887,000
MINORITY INTERESTS	118,000	35,000

LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAX BENEFIT AND MINORITY INTERESTS	(713,000)	(561,000)
DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	31,000

NET LOSS	$(713,000)	$(530,000)

Basic and Diluted Loss Per Common Share:
Continuing operations	$(.14)	$(.07)
Discontinued operations	—	—

Net loss per common share	$(.14)	$(.07)

Weighted Average Shares Outstanding Basic and Diluted	5,059,000	8,125,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31, 2003	Three months ended March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(713,000)	$(530,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses (recoveries) and doubtful receivables, net	(6,000)	3,000
Depreciation, amortization, and accretion	424,000	401,000
Gain on sales of securities available-for-sale	(8,000)	—
Decrease (increase) in value of derivative instruments	129,000	(65,000)
Loss on disposal of rental equipment	48,000	45,000
Net change in minority interests	(118,000)	(35,000)
Financing fees	(56,000)	—
Net change in deferred income taxes	(28,000)	(756,000)
Unrealized losses on limited partnerships that invest in securities	14,000	115,000
Change in assets and liabilities:
Decrease in accounts receivable	700,000	340,000
Decrease (increase) in accrued interest receivable	109,000	(6,000)
Net change in current income taxes	6,000	(81,000)
Net change in other assets	(78,000)	22,000
Increase in inventories	(413,000)	(333,000)
(Decrease) increase in accounts payable	(1,089,000)	434,000
Increase in accrued expenses	464,000	198,000

Net cash used in operating activities	(615,000)	(248,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities	(29,067,000)	(26,941,000)
Proceeds from sales and maturities of securities	30,129,000	17,275,000
Purchases of property and equipment	(144,000)	(730,000)
Loan originations	(2,507,000)	—
Proceeds from liquidation of limited partnership interest	118,000	—
Principal collected on loan receivables	1,564,000	289,000
Proceeds from sale of real estate acquired on foreclosure	—	324,000

Net cash provided by (used in) investing activities	93,000	(9,783,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Seller financing repayments	—	(510,000)
Advances under lines of credit, net	234,000	178,000
Repayment of margin bank loan	(1,341,000)	—
Repayment of note payable and capital lease obligations	(82,000)	(208,000)

Net cash used in financing activities	(1,189,000)	(540,000)

Net change in cash and cash equivalents	(1,711,000)	(10,571,000)
Cash and cash equivalents, beginning of period	9,495,000	18,947,000

Cash and cash equivalents, end of period	$7,784,000	$8,376,000

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31, 2003	Three months ended March 31, 2002

Net loss	$(713,000)	$(530,000)

Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during period, net	(3,000)	8,000
Less: reclassification adjustment losses included in net loss, net	—	11,000

Other comprehensive (loss) income	(3,000)	19,000

Comprehensive loss	$(716,000)	$(511,000)

See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2003

1.     BASIS OF PRESENTATION

In the opinion of Westminster Capital, Inc. (the “Corporation” or “Westminster”), the accompanying unaudited consolidated financial statements, prepared from the Corporation’s books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation’s financial condition as of March 31, 2003 and December 31, 2002, and the results of operations, cash flows and comprehensive income for the three months ended March 31, 2003 and 2002.

The consolidated financial statements include the accounts of Westminster Capital, Inc. and its subsidiaries, including a 100% interest in Westland Associates, Inc. (“Westland”) and Westminster Sacramento, LLC (“Sacramento”), an 80% interest in One Source Industries, LLC (“One Source”), a 70% interest in Physician Advantage, LLC (“Physician Advantage”) and a 74% interest in Logic Technology Group, Inc., d/b/a Matrix Visual Solutions (“Matrix”) from February 3, 2002 and a 68% interest in Matrix from acquisition on November 11, 1999 to February 2, 2002.

Physician Advantage ceased operations in October 2002. At September 30, 2002, Physician Advantage was considered a discontinued operation under accounting principles generally accepted in the United States of America. The March 31, 2002 statements of consolidated income, cash flows, and related notes to the consolidated financial statements have been restated to reflect the operations as a discontinued operation.

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

2.     SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale at March 31, 2003 and December 31, 2002 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

2003:
U.S. Treasury and Agency Securities
Unrestricted balances	$2,726	$27	$—	$2,753
Restricted balances	3,003	—	—	3,003
Equity Securities	427	—	(93)	334

Total	$6,156	$27	$(93)	$6,090

2002:
U.S. Treasury and Agency Securities
Unrestricted balances	$2,496	$17	$—	$2,513
Restricted balances	4,294	—	—	4,294
Equity Securities	555	—	(77)	478

Total	$7,345	$17	$(77)	$7,285

Maturities of U.S. Treasury and Agency Securities were as follows at March 31, 2003 (dollars in thousands):

	Amortized Cost	Fair Value

Due within one year	$5,729	$5,756

3.     LOANS RECEIVABLE

In February 2003, the Corporation formed Westminster Sacramento, LLC (“Sacramento”) for the purpose of acquiring two parcels of land totaling 11.43 acres currently zoned for apartments or condominiums in the West Natomas area of Sacramento. As part of the acquisition, which was completed in February 2003, the seller acquired an option to repurchase the land (the “Option”) at a purchase price equal to Sacramento’s purchase price less certain scheduled option payments made to Sacramento by the seller during the term of the option (“Option Payments”). The term of the option is 180 days with a first extension of 180 days and a second extension of 90 days. The Company is reflecting the cash advance to the seller of $1,517,000, net of the Option Payments, in loans receivable as of March 31, 2003.

In addition to the Option Payments, the seller is required to make payments every 90 days equal to approximately fifteen percent of Sacramento’s investment in the property less any Option Payments made by the seller. During the quarter ended March 31, 2003,

Sacramento received one such payment in the amount of approximately $62,000, of which $31,000 is recorded in interest income.

On July 17, 2002, the Corporation purchased for $1,350,000 ($2,004,000 Canadian) a 31% interest in a promissory note in the principal amount of $6,500,000 Canadian secured by a first mortgage on approximately 256 acres of land zoned for industrial development located in Alberta, Canada from Paragon Capital Corporation Limited (“Paragon”), an Alberta, Canada loan broker, in connection with the acquisition of the secured loan from the original lender. The loan balance at December 31, 2002, converted to U.S. dollars based on the year-end exchange rates, was approximately $1,264,000. The secured loan was in default at the time of loan purchase and the land was recovered through foreclosure. In January 2003, the land was sold.

On September 27, 2002, the Corporation purchased for $2,925,000 ($4,500,000 Canadian) a 36% interest in a promissory note with an outstanding balance of $12,500,000 Canadian secured by first mortgages on 188 condominium units located in Calgary, Alberta, Canada, an assignment of rents, sales proceeds from the condominiums, and a personal guarantee from a shareholder of the borrower. The loan balance at March 31, 2003, converted to U.S. dollars based on the quarter-end exchange rates, was approximately $3,064,000. In March 2003, the borrower defaulted in the payment of interest on the loan and the lenders initiated foreclosure proceedings. In April 2003, the borrower paid off the loan.

On October 31, 2002, the Corporation sold a commercial office building that it had previously acquired through foreclosure and received a purchase-money promissory note in the principal amount of $4,000,000, which is secured by a first trust deed on the building. The promissory note accrues interest at 7½% per annum, payable monthly in arrears, with principal payments of $300,000 due January 1, 2003, and $200,000 due on or before April 1, 2003, with the balance due on or before September 30, 2004. The Corporation has received both principal payments.

On March 3, 2003, the Corporation made a mortgage loan in the amount of $1,000,000 to an individual. The loan, which has a maturity date of March 1, 2005, is secured by a second mortgage, subject to a senior mortgage with a current principal balance of $600,000, on a personal residence located in Malibu, California and accrues interest at 13% per annum.

4.     INVENTORIES

Inventories are valued at the lower of cost (first-in-first-out) or market. Inventories consisted of:

	March 31, 2003	December 31, 2002

Raw materials	$206,000	$197,000
Work in process	552,000	188,000
Finished goods	114,000	74,000

	872,000	459,000
Inventory reserve	(53,000)	(53,000)

Total	$819,000	$406,000

5.     GOODWILL

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, relating to the treatment of purchased goodwill and other intangibles. In accordance with SFAS No. 142, the Corporation ceased amortization of goodwill. Accordingly, no goodwill amortization was recorded during the quarters ended March 31, 2003 and 2002. As of December 31, 2002, the Corporation completed the required annual assessment of goodwill impairment and determined that none of the recorded goodwill was impaired.

Intangible assets, which are included in other assets, are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from three to five years on a straight-line basis. Amortization expense, included in cost of sales – packaging, and selling, general and administrative expense, during the quarter ended March 31, 2003 approximated $10,000 and $2,000, respectively. Amortization expense for the fiscal years ending December 31, 2003 and 2004 is estimated to approximate $47,000 per year and amortization expense for the fiscal years ending December 31, 2005 through 2007 is estimated to approximate $10,000 per year.

As of March 31, 2003, goodwill and intangible assets with finite lives, net of accumulated amortization were as follows:

	Amortization period	Historical cost	Accumulated amortization	Net

Intangible assets subject to amortization

Acquired product technology rights:
Patents	5 years	$93,000	$29,000	$64,000
Customer list	3 years	86,000	36,000	50,000
Intangible assets not subject to amortization

Goodwill				$6,039,000

6.     NOTES PAYABLE

The equipment line of credit provided to Matrix in the nominal amount of $2,200,000 was established in April 2000, has a maturity date of April 2005, required monthly payments of interest only through March 2001, and thereafter amortizes in 48 equal monthly payments of principal plus accrued interest computed at the prime interest rate (4.25% at December 31, 2002). At March 31, 2003 and December 31, 2002, the outstanding principal balance on the equipment line of credit was $1,009,000 and $1,146,000, respectively.

The assets of Matrix secure the equipment line of credit. Under this credit facility, Matrix is required to meet two covenants. At March 31, 2003 and December 31, 2002, Matrix met one of these covenants, but failed to meet a minimum tangible net worth covenant. The bank has waived the non-compliance with this debt covenant as of December 31, 2002. Matrix is seeking a waiver for this non-compliance for the quarter ended March 31, 2003.

A new credit facility of $500,000 was established on October 28, 2002 for One Source and provides for working capital advances with accrued interest at the prime rate plus 1% with a maturity date of April 15, 2003. The amount outstanding under this credit facility was $500,000 and $130,000 at March 31, 2003 and December 31, 2002, respectively. The balance under the credit facility is past due and One Source is seeking alternative financing to replace this credit facility and an equipment loan in the amount of $292,000 provided by the same lender.

The margin loan was established to fund interests in two real estate mortgage loans purchased in Canada. This loan accrues interest at the Bank of Canada prime rate minus ½% (4.25% per annum at March 31, 2003), and is collateralized by U.S. Treasury investments of $3,003,000 held at the same institution. During January 2003, the loan was paid down by approximately $1,264,000, which represents the payoff of one of the two real estate mortgage loans. The loan balance at March 31, 2003, converted to U.S. dollars based on the quarter-end exchange rates, was approximately $2,880,000. In April 2003, upon receipt of the proceeds from the payoff of the second real estate mortgage loan, the remaining margin loan balance was paid off.

7.     INCOME TAXES

On April 12, 2002, the Corporation received a report from the Internal Revenue Service proposing an increase in tax for the 1998 tax year. In December 2002, the Corporation reached a settlement with the Internal Revenue Service with respect to the audit of its 1998 income tax return. As a result of the settlement, in the fourth quarter of 2002, the Corporation reduced its deferred income tax liabilities by approximately $1,575,000 and credited the provision for income taxes. Certain tax years remain open for examination by taxing authorities. Management believes there are adequate accruals for potential adjustments that might be asserted with respect to these years.

In March 2002, the Federal “Job Creation and Worker Assistance Act of 2002” (the “Act”) was enacted. Among the provisions, the Act temporarily extended the general net operating loss carryback period to five years from the previously applicable two years. For the quarter ended March 31, 2002, the tax benefit includes a $333,000 benefit related to the carryback of a net operating loss incurred by Matrix in 2001.

8.     SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31, 2003	Three months ended March 31, 2002

Supplemental schedule of cash flow information:
Interest paid	$78,000	$41,000

Income taxes (received) paid	$(398,000)	$32,000

Supplemental schedule of non-cash investing and financing activities:
Issuance of Note Receivable on the sale of real estate acquired through foreclosure	$—	$675,000

Unrealized gains (losses) on securities available-for-sale	$(6,000)	$32,000

9.     SEGMENT INFORMATION

Revenues, gross profit and other financial data for continuing operations of the Corporation’s industry segments for the three months ended March 31, 2003 and 2002 are set forth below. Even though management considers gross profit an important element in the overall evaluation of a business segment, it considers income (loss) before income taxes as the primary measure of profit/loss for each segment. Substantially all revenues are earned in the United States of America (dollars in thousands).

	Point-of- purchase display and packaging	Equipment rentals and sales	Group purchasing services	Finance and secured lending (3)	Total

Three months ended March 31,
2003
Revenues	$2,692	$1,530	$145	$186	$4,553
Gross profit	657	434	145	186	1,422
Selling, general and administrative	1,439	482	163	438	2,522
Depreciation, amortization, accretion, net (1)	76	17	8	4	105
Interest expense	12	15	—	31	58
Segment loss	(870)	(80)	(26)	(287)	(1,263)
Other loss	—	—	—	(78)	(78)
Loss before income taxes (2)	(870)	(80)	(26)	(365)	(1,341)
Capital expenditures	11	127	—	7	145
Total assets	$10,795	$3,206	$438	$24,837	$39,276
2002
Revenues	$2,915	$1,693	$143	$129	$4,880
Gross profit	877	605	143	129	1,754
Selling, general and administrative	1,528	738	231	575	3,072
Depreciation, amortization, accretion, net (1)	50	18	8	2	78
Interest expense	12	27	2	—	41
Segment loss	(713)	(178)	(98)	(448)	(1,437)
Other loss	—	—	—	(46)	(46)
Loss before income taxes (2)	(713)	(178)	(98)	(494)	(1,483)
Capital expenditures	610	120	—	—	730
Total assets	$9,847	$4,437	$877	$30,923	$46,084

(1)	Excludes depreciation and amortization charged to cost of sales.
(2)	Loss before taxes represents loss before taxes, minority interests and discontinued operations.
(3)	Finance and secured lending includes corporate activities.

10.     NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period for basic earnings per share plus the additional dilutive effect of common stock equivalents for diluted earnings per share. The dilutive effect of outstanding stock options is calculated using the treasury stock method. Due to the Corporation incurring losses for the period ending March 31, 2003 and 2002, no dilutive effect has been calculated.

11.     ACCOUNTING FOR STOCK OPTIONS

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock options plan. These interpretations include Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25, issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation-Transition and Disclosure, which was released in December of 2002 as an amendment to SFAS No. 123. These statements establish accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above.

In accordance with the intrinsic value method, no compensation cost has been recognized for the Company’s stock options plan grants in the accompanying financial statements. If the fair value based method had been applied in measuring stock compensation expense under SFAS No. 123, as amended by SFAS No. 148, the pro forma effect on net earnings and net earnings per share would have been as follows:

	Three months ended March 31, 2003	Three months ended March 31, 2002

Net loss, as reported	$(713,000)	$(530,000)
Add: Stock based employee compensation expense included in reported net earnings, not of related tax benefits	—	—
Deduct: Stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,000)	(7,000)

Pro forma net loss	$(716,000)	$(537,000)

Basic and diluted net loss per common share:
As reported	$(0.14)	$(0.07)

Pro forma	$(0.14)	$(0.07)

12.     SUBSEQUENT EVENTS

On April 25, 2003, the Corporation made a secured loan in the principal amount of $2,500,000 for a term of two years at an interest rate of 10% per annum, with interest payable monthly and principal due at maturity. The loan is secured by 640 acres of land zoned and entitled for residential and commercial development in Bakersfield, California.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations discusses the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimated under different assumptions or conditions. Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2003 and 2002

Revenues

Our revenues decreased by $327,000 or 6.7% from $4,880,000 for the quarter ended March 31, 2002 to $4,553,000 for the quarter ended March 31, 2003.

Revenues reported under “Sales to packaging customers” in the Consolidated Statements of Operations, reflecting the operations of One Source, decreased 7.7% during the quarter ended March 31, 2003, compared to the first quarter of the prior year. This decrease is due to decreases in sales of temporary packaging displays and other point-of-purchase packaging products resulting from both a slowdown in its customers’ product shipments and loss of orders from its customers related to lower retail demand.

Revenues reported under “Equipment rental and sales” in the Consolidated Statements of Operations, representing the operations of Matrix, decreased 9.6% during the quarter ended March 31, 2003, compared to the first quarter of the prior year, reflecting both a decline in equipment rentals and a decline in rental prices, due in large measure to increased competition and the general economic slowdown in business including conventions, trade shows and other events, which was partially offset by an increase in product sales.

“Group purchasing revenues” reflect the operations of Westland. Prior year results have been restated to reflect Physician Advantage as a discontinued operation. Revenues of Westland represented by gross sales less cost of sales, reported on a net basis, increased by 1.4%.

Finance and secured lending revenues for 2003 increased by 44.2% compared to the first quarter of 2002 due to an increase in interest income from loans as a result of higher loans receivable balances in 2003 compared to 2002, which was partially offset by a decline in interest on securities available-for-sale due to lower average invested funds and lower interest rates.

Gross Profit

Our gross profit decreased by $332,000 or 18.9% from $1,754,000 for the quarter ended March 31, 2002 to $1,422,000 for the quarter ended March 31, 2003.

Gross profit generated by One Source was $657,000 in 2003, compared to $877,000 in 2002. Gross profit as a percentage of revenues decreased from 30.1% for the quarter ended March 31, 2002 to 24.4% for the current quarter. This decrease in margin is mainly due to the decrease in revenues between the quarter ended March 31, 2003 and the quarter ended March 31, 2002, with consistent cost of sales.

Gross profit generated by Matrix was $434,000 in 2003, compared to $605,000 in 2002. Gross profit as a percentage of revenues decreased to 28.4% for the quarter ended March 31, 2003, from 35.7% for the quarter ended March 31, 2002. Cost of sales for this segment of $1,096,000 for the quarter ended March 31, 2003 and $1,088,000 for the quarter ended March 31, 2002 includes depreciation of $249,000 and $275,000, respectively. The deterioration in margin in the quarter ended March 31, 2003 was due to lower rental revenues available to absorb fixed overhead costs included in cost of sales and the higher proportion of revenue generated by product sales which produce lower gross margins than revenues from rentals.

Group purchasing revenues and finance and secured lending revenues are net revenues earned from group purchasing services and finance and secured lending activities, respectively, and as such, represent the gross profits earned by these business segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $550,000 from $3,072,000 for the quarter ended March 31, 2002 to $2,522,000 for the quarter ended March 31, 2003.

Selling, general and administrative expenses for One Source were $1,439,000 for the quarter ended March 31, 2003, compared to $1,528,000 for the quarter ended March 31, 2002. The decrease in expense is largely attributable to the initiation, late in the first quarter of 2003, of cost saving measures, including personnel lay-offs, and expense reductions, to down-size overhead expenses, consistent with sales levels experienced by One Source during the quarter ended March 31, 2003.

Selling, general and administrative expenses for Matrix were $482,000 for the quarter ended March 31, 2003, compared to $738,000 for the quarter ended March 31, 2002. Reductions in overhead made in response to a lower level of business activity, particularly payroll, advertising and promotions and a decline in bad debt expense in 2003 compared to 2002, were significant factors contributing to this decline.

Selling, general and administrative expenses for the group-purchasing segment were $163,000 for the quarter ended March 31, 2003, compared to $231,000 for the quarter ended March 31, 2002. This reduction in expense is due mainly to lower payroll costs during the current quarter attributable to various cost cutting initiatives.

Selling, general and administrative expenses for the finance and secured lending segment were $438,000 for the quarter ended March 31, 2003, compared to $575,000 for the quarter ended March 31, 2002. Lower professional fees in the current quarter account for most of this reduction in expense.

Depreciation and Amortization

Depreciation and amortization increased from $78,000 for the quarter ended March 31, 2002 to $105,000 for the quarter ended March 31, 2003. This increase is due to additional assets acquired subsequent to March 31, 2002.

Income Tax

An income tax benefit of $510,000 was recorded for the three months ended March 31, 2003. This benefit represents a combined federal and state effective tax rate of 38%.

For the comparable period in 2002, an income tax benefit of $887,000 was recorded, representing a 60% effective tax rate. In 2002, the effective rate of benefit was higher than the statutory rate primarily due to tax benefits related to the carryback of a net operating loss incurred by Matrix in 2001, resulting from the change in the Federal tax law.

Minority Interests

The minority interests’ share in the net loss for the quarter ended March 31, 2003 of $118,000 consists of the net loss attributable to the minority shareholder of Matrix of $14,000 and the net loss attributable to the minority shareholder of One Source of $104,000.

In the quarter ended March 31, 2002, the minority interests’ share in the net losses was $35,000, comprised of the share of net losses attributable to the minority shareholder of One Source of $85,000, partially offset by the minority interest share in the net income of Matrix of $50,000.

Discontinued Operations

In June 2002, Physician Advantage received notice from Broadlane, a subsidiary of Tenet Healthcare, Inc., of its election not to renew the contract scheduled to expire on September 29, 2002, pursuant to which Physician Advantage provided customer management services for Tenet’s program for medical and surgical supply sales to physicians. Revenues generated under the contract represented substantially all of Physician Advantage’s revenues. Accordingly, the operations of Physician Advantage ceased in October 2002 and the results of operations for this business are reported as a discontinued operation for all periods presented.

Net Loss

During the quarter ended March 31, 2003, we incurred a net loss of $713,000 compared to a net loss of $530,000 for the quarter ended March 31, 2002. Basic earnings (loss) per share were $(.14) in 2003 versus $(.07) in 2002.

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

Westminster’s loans receivable were $9,281,000 and $8,101,000 at March 31, 2003 and December 31, 2002, respectively.

Borrowings

At March 31, 2003, $4,852,000 was owed under various debt agreements, of which $2,880,000 represents amounts borrowed under a margin loan, which was paid off by Westminster in April 2003, $1,009,000 represents amounts owed by Matrix under a credit facility and $500,000 represents amounts owed by One Source under a credit facility.

The Matrix credit facility requires Matrix to meet two covenants, one of which was not in compliance at March 31, 2003. Matrix is seeking a waiver for this non-compliance for the quarter ended March 31, 2003. If the bank does not grant a waiver for the non-compliance the loan could be declared in default, which may, among other possible consequences, result in the commencement of foreclosure proceedings against assets of Matrix and in an increase in the interest rate on the loan from prime to the default rate of prime plus 5% per annum. Matrix is in process of negotiating new payment terms with the current lender.

The One Source credit facility of $500,000 had a maturity date of April 15, 2003. The loan is past due and One Source is seeking alternative financing to replace this credit facility and an equipment line in the amount of $292,000 provided by the same lender. If One Source is unable to secure alternative financing, the loan could be declared in default, which may, among other possible consequences, result in the commencement of foreclosure proceedings against assets of One Source and in an increase in the interest rate on the loan from prime plus 1% to the default rate of prime plus 6% per annum.

Other borrowings include various capitalized leases and other debt owed by the various subsidiaries of the Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $7,784,000 at March 31, 2003, most of which was invested in top-tier investment grade commercial paper. Additionally, Westminster held U.S. Government and Agency securities with a market value of $5,756,000 at March 31, 2003.

Westminster’s uses of cash during the three months were $2,507,000 in loan originations, and $1,559,000 in debt repayments. Operations consumed $615,000 in cash during the three months ended March 31, 2003.

Westminster’s sources of cash during the three months included $1,062,000 for the net proceeds from the sale and maturities of securities offset by the purchase of securities, $370,000 in borrowings and $1,564,000 in collections on notes receivable.

In the opinion of management, the Corporation has sufficient cash and liquid assets to fund its growth and operating plans for the foreseeable future.

CONTRACTUAL OBLIGATIONS

There have been no significant increases in the Corporation’s contractual obligations as of March 31, 2003 from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Westminster is subject to interest rate risk on its marketable securities portfolio and loans receivable. The marketable securities portfolio matures in less than one year. The loan receivable portfolio is comprised of fixed rate loans.

RECENTLY ISSUED ACCOUNTING STANDARDS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations, was issued by the Financial Accounting Standards Board (“FASB”) in August 2001. SFAS No. 143 establishes financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact on the consolidated financial position or results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities was issued by the FASB in June 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material impact on the consolidated financial position or results of operations.

SFAS No. 148 was issued in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2003. The required disclosures for interim financial statements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the consolidated financial position or results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 149 (“SFAS No. 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003.This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Corporation is in the process of determining the effect that the adoption of this statement will have on its consolidated financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part 1, Item 2).

ITEM 4.	CONTROLS AND PROCEDURES

Westminster maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by Westminster with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to Westminster’s management. In designing and evaluating the disclosure controls and procedures, Westminster’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

One Source Industries, LLC v. James R. Plumb; James R. Plumb v. One Source Industries, LLC. et al. On March 25, 2003, One Source and its wholly-owned subsidiary, One Source PDF, LLC (“PDF”), filed a complaint against James R. Plumb, a former employee of PDF who resigned from PDF on March 3, 2003, alleging breach of contract, misappropriation of trade secrets, unfair competition, trade libel and related claims related to Plumb’s activities before and after his resignation. On May 2, 2003, Plumb filed a cross-complaint against One Source, PDF, One Source Industries, Inc., a 20% owner of One Source, and Greg Ritter, vice president-sales of One Source, for breach of contract, fraud and defamation in connection with his employment by PDF and communications with customers following Plumb’s resignation. There has been no discovery in the cases to date. Based on the information known to One Source and PDF, management of One Source believes that One Source and PDF have actionable claims against Plumb and that Plumb’s claims contained in the cross-complaint are without merit.

Brown & Bigelow, Inc. d/b/a Hotline Products v. One Source Industries, LLC. One Source is the defendant in an action in the Federal District Court for the District of Minnesota brought by Brown & Bigelow on March 14, 2003 for breach of contract seeking damages in the amount of $245,000 for products allegedly purchased from Brown & Bigelow by One Source. One Source has moved for dismissal of the action on the basis of lack of jurisdiction in Minnesota. The motion is pending. While One Source believes that it has defenses to the claim of Brown & Bigelow, the full amount of the claim is reflected in One Source’s accounts payable at March 31, 2003.

Barry Blank v. William Belzberg, et al. On April 19, 2002, a complaint was filed against the Corporation and each member of the Corporation’s board of directors in the Delaware Court of Chancery for New Castle County, by a shareholder of the Corporation. The lawsuit was filed in response to the Corporation’s tender offer to purchase any and all outstanding shares of its common stock at a price of $2.80 per share (the “Offer”). The plaintiff brought this action individually and as a purported class action on behalf of all shareholders of the Corporation. The complaint, as subsequently amended, alleged that the Corporation and the members of the Corporation’s board of directors breached their fiduciary duties to the Corporation’s shareholders. Specifically the complaint alleged: (a) Westminster’s shareholders were denied the opportunity to make a fully informed judgment on a major corporate transaction in which they had to select among their options to hold or tender their stock; (b) the Offer was structured in such a way that it was coercive; and (c) the Offer benefited the fiduciaries at the expense of Westminster’s public shareholders.

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

Physician Advantage, LLC v. Tenet Healthcare Corporation and Broadlane. In December 2002, Physician Advantage filed a complaint against Tenet Healthcare, Inc. and Broadlane, a subsidiary of Tenet Healthcare. Under a contract between Tenet Healthcare and Access Managed Care, a subsidiary of Physician Advantage, Physician Advantage administered a group purchasing program for physicians associated with hospitals owned or managed by Tenet Healthcare. The contract terminated in September

2002, when Broadlane elected not to renew it. In the complaint, Physician Advantage alleges that it is entitled to continuing payment of fees derived from future purchases made by physicians enrolled in the program prior to expiration of the contract on September 29, 2002. The complaint seeks declaratory relief, an accounting and damages, subject to proof, for breach of contract and interference with contractual relationship. The defendants have responded with certain procedural objections. Both parties are conducting initial discovery. No hearings on substantive issues have yet taken place. Management of the Corporation is unable to determine the likely outcome of this suit at the present time.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99-1 – Certificate of William Belzberg, Chief Executive Officer of Westminster Capital, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99-2 – Certificate of Keenan Behrle, Chief Financial Officer of Westminster Capital, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Westminster filed with the Commission on March 7, 2003, a Current Report on Form 8-K.

Westminster filed with the Commission on January 8, 2003, a Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2003	WESTMINSTER CAPITAL, INC.
(Registrant)

	By	/s/ WILLIAM BELZBERG

William Belzberg,
Chairman of the Board of Directors and Chief Executive Officer

	By	/s/ KEENAN BEHRLE

Keenan Behrle
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

CERTIFICATION OF WILLIAM BELZBERG, CHIEF EXECUTIVE OFFICER OF WESTMINSTER CAPITAL, INC.

This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the quarterly report on Form 10-Q (the “Form 10-Q”) for the quarter ended March 31, 2003 of Westminster Capital, Inc. (the “Issuer”).

I, William Belzberg, the Chief Executive Officer of Issuer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2003 of Westminster Capital, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Dated: May 20, 2003
	By	/s/ WILLIAM BELZBERG

William Belzberg,
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF KEENAN BEHRLE, CHIEF FINANCIAL OFFICER OF WESTMINSTER CAPITAL, INC.

This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the quarterly report on Form 10-Q (the “Form 10-Q”) for the quarter ended March 31, 2003 of Westminster Capital, Inc. (the “Issuer”).

I, Keenan Behrle, the Chief Financial Officer of Issuer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2003 of Westminster Capital, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Dated: May 20, 2003
	By	/s/ KEENAN BEHRLE

Keenan Behrle
Executive Vice President, Chief Financial Officer and Principal Accounting Officer