Form 10-Q
period 2003-06-30
WESTMINSTER CAPITAL INC
filed 2003-08-14
CIK 34489

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    ---------

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003


                          Commission File Number 1-4923

                            WESTMINSTER CAPITAL, INC.
             (Exact name of Registrant as Specified in Its charter)


            DELAWARE                                     95-2157201
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

9665 Wilshire Boulevard,                                   90212
Suite M-10, Beverly Hills, CA                           (Zip Code)
(Address of principal executive office)

                                  310 278-1930
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 2003. 5,058,429

                                    FORM 10-Q

                                      INDEX

                         PART I - Financial Information

ITEM 1  Consolidated Financial Statements
        Consolidated Statements of Financial Condition (Unaudited)        3
        Consolidated Statements of Operations (Unaudited)                 4
        Consolidated Statements of Cash Flows (Unaudited)                 5
        Consolidated Statements of Comprehensive Loss (Unaudited)         6
        Notes to Consolidated Financial Statements (Unaudited)            7

ITEM 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      17

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk       26

ITEM 4  Controls and Procedures                                          27

                           PART II - Other Information

ITEM 1  Legal Proceedings                                                27

ITEM 2  Changes in Securities and Use of Proceeds (not applicable)

ITEM 3  Defaults upon Senior Securities (not applicable)

ITEM 4 Submission of Matters to a Vote of Security Holders (not applicable)

ITEM 5  Other Information (not applicable)

ITEM 6  Exhibits and Reports on Form 8-K                                 29

SIGNATURES                                                               30


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

ASSETS                                                                          June 30, 2003   December 31, 2002

CURRENT ASSETS:
Cash and cash equivalents                                                     $    8,699,000   $   9,495,000
Securities available-for-sale, at fair value,
 includes restricted securities of
 $4,294,000 at December 31, 2002                                                   2,460,000       7,285,000
Accounts receivable, net of reserve of $176,000 in 2003
 and $198,000 in 2002                                                              3,424,000       3,742,000
Loans receivable - current portion                                                 1,576,000       4,601,000
Investments in limited partnerships that invest in securities                              -         132,000
Accrued interest receivable                                                           36,000         174,000
Inventories                                                                          804,000         406,000
Income taxes receivable                                                            1,882,000       1,694,000
Other assets                                                                         228,000         236,000
                                                                              ----------------   --------------
      Total Current Assets                                                        19,109,000      27,765,000
Loans receivable - long-term portion                                               7,000,000       3,500,000
Property and equipment, net                                                        3,616,000       4,254,000
Goodwill                                                                           6,039,000       6,039,000
Other assets, net                                                                    157,000         216,000
                                                                              ----------------   --------------
Total Assets                                                                   $  35,921,000   $  41,774,000
                                                                              ================   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                               $   2,680,000   $   3,407,000
Accrued expenses                                                                   2,555,000       2,576,000
Due to sellers                                                                       510,000         510,000
Notes payable - current portion
        Lines of credit                                                              500,000       1,276,000
        Margin bank loan                                                                   -       3,993,000
        Notes payable                                                              1,013,000         128,000
        Capital leases                                                               110,000         143,000
                                                                              ----------------   --------------
        Total Current Liabilities                                                  7,368,000      12,033,000

Notes payable - long-term portion

        Notes payable                                                                200,000         217,000
        Capital leases                                                                     -          57,000
Deferred income taxes                                                                454,000         473,000
                                                                              ----------------   --------------
        Total liabilities                                                          8,022,000      12,780,000
                                                                              ----------------   --------------
Minority interests                                                                   344,000         544,000
                                                                              ----------------   --------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common stock, $1 par value: 30,000,000 shares authorized:
   5,058,429 shares issued and outstanding at June 30, 2003 and
   December 31, 2002                                                               5,059,000       5,059,000
Capital in excess of par value                                                    50,704,000      50,704,000
Accumulated deficit                                                              (28,147,000)    (27,278,000)
Accumulated other comprehensive loss                                                 (61,000)        (35,000)
                                                                              ----------------   --------------
Total Shareholders' Equity                                                        27,555,000      28,450,000
                                                                              ----------------   --------------
Total Liabilities and Shareholders' Equity                                     $  35,921,000    $ 41,774,000
                                                                              ================   ==============

          See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Six months     Six months    Three months   Three months
                                                     ended           ended         ended          ended
                                                  JUNE 30, 2003  JUNE 30, 2002 JUNE 30, 2003  JUNE 30, 2002
                                                  -------------  ------------- -------------  -------------
        REVENUES:
        Sales to packaging customers               $  6,349,000   $ 8,228,000   $ 3,657,000    $ 5,313,000
        Equipment rental and sales                    3,139,000     3,292,000     1,609,000      1,599,000
        Group purchasing revenues                       307,000       282,000       163,000        139,000
        Finance and secured lending revenues            516,000       218,000       329,000         89,000
                                                  -------------  ------------- -------------  -------------
        Total revenues                               10,311,000    12,020,000     5,758,000      7,140,000
                                                  -------------  ------------- -------------  -------------
        COSTS AND EXPENSES:

        Cost of sales - packaging                     5,066,000     5,424,000     3,031,000      3,386,000
        Cost of sales - equipment rental and sales    2,217,000     2,167,000     1,121,000      1,079,000
        Selling, general and administrative           4,713,000     6,421,000     2,191,000      3,248,000
        Depreciation and amortization                   217,000       162,000       112,000         54,000
        Interest expense                                 78,000        70,000        19,000         29,000
                                                  -------------  ------------- -------------  -------------
        Total costs and expenses                     12,291,000    14,244,000     6,474,000      7,796,000
                                                  -------------  ------------- -------------  -------------
        LOSS FROM OPERATIONS                         (1,980,000)   (2,224,000)     (716,000)      (656,000)

        OTHER INCOME (LOSS)                             305,000      (201,000)      383,000       (286,000)
                                                  -------------  ------------- -------------  -------------
        LOSS  FROM CONTINUING OPERATIONS BEFORE      (1,675,000)   (2,425,000)     (333,000)      (942,000)
        INCOME TAX BENEFIT
        AND MINORITY INTERESTS

        INCOME TAX BENEFIT                              606,000     1,044,000        96,000        157,000

        MINORITY INTERESTS                              200,000         1,000        81,000        (34,000)
                                                  -------------  ------------- -------------  -------------

        LOSS FROM CONTINUING OPERATIONS, NET OF
        INCOME TAX BENEFIT AND MINORITY INTERESTS      (869,000)   (1,380,000)     (156,000)      (819,000)

        DISCONTINUED OPERATIONS, NET OF INCOME
        TAXES                                                 -        62,000             -         31,000
                                                  -------------  ------------- -------------  -------------
        NET LOSS                                    $  (869,000)   (1,318,000)   $ (156,000)    $ (788,000)
                                                  -------------  ------------- -------------  -------------

        Basic and Diluted Loss Per Common Share:

             Continuing operations                  $      (.17)  $      (.19)   $     (.03)    $     (.13)
             Discontinued operations                          -             -             -              -
                                                  -------------  ------------- -------------  -------------
             Net loss per common share                    $(.17)  $      (.19)   $     (.03)    $     (.13)
                                                  =============  ============= =============  =============
        Weighted Average Shares Outstanding
             Basic and Diluted                      $ 5,059,000   $  7,105,000   $ 5,059,000    $6,117,000


          See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six months ended      Six months ended
                                                              JUNE 30, 2003        JUNE 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $      (869,000)       $   (1,318,000)
Adjustments to reconcile net loss to net cash used
 in operating activities:
Provision for loan losses and doubtful receivables, net            (22,000)             (144,000)
Loss from investment writedowns                                          -               150,000
Provision for inventory reserves                                    28,000                     -
Depreciation, amortization, and accretion                          826,000               928,000
(Gain) loss on sales of securities available-for-sale             (276,000)               38,000
Increase in value of derivative instruments                         (3,000)             (133,000)
Loss on disposal of rental equipment                                     -                63,000
Net change in minority interests                                  (200,000)               (1,000)
Net change in deferred income taxes                                  5,000              (400,000)
Unrealized losses on limited partnerships that invest in
 securities                                                              -               191,000
Change in assets and liabilities:
 Decrease (increase) in accounts receivable                        340,000            (1,515,000)
 Decrease in accrued interest receivable                           138,000                80,000
 Net change in current income taxes                               (188,000)              (81,000)
 Net change in other assets                                         39,000               (98,000)
 Increase in inventories                                          (426,000)             (888,000)
 (Decrease) increase in accounts payable                          (727,000)            1,371,000
 (Decrease) increase in accrued expenses                           (21,000)            1,302,000
                                                          -------------------- --------------------
NET CASH USED IN OPERATING ACTIVITIES                           (1,356,000)             (455,000)
                                                          -------------------- --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities                                         (46,415,000)          (52,124,000)
Proceeds from sales and maturities of securities                51,454,000            49,049,000
Purchases of property and equipment                               (145,000)           (1,162,000)
Loan originations                                               (5,075,000)                    -
Proceeds from liquidation of limited partnership interest          132,000             1,239,000
Principal collected on loan receivables                          4,600,000               289,000
Proceeds from sale of real estate acquired on foreclosure                -               577,000
                                                          -------------------- --------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              4,551,000            (2,132,000)
                                                          -------------------- --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock                                               -            (8,584,000)
Seller financing repayments                                              -              (510,000)
Repayment of lines of credit, net                                 (776,000)                    -
Proceeds from (repayment of) margin bank loan                   (3,993,000)              278,000
Proceeds from (repayment of) note payable and capital
 lease obligations                                                 778,000              (873,000)
                                                          -------------------- --------------------
NET CASH USED IN FINANCING ACTIVITIES                           (3,991,000)           (9,689,000)
                                                          -------------------- --------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                           (796,000)          (12,276,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   9,495,000            18,947,000
                                                          -------------------- --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $     8,699,000      $      6,671,000
                                                           ==================== ====================

          See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

                                                          Six months             Six months
                                                            ended                   ended
                                                        JUNE 30, 2003           JUNE 30, 2002

Net loss                                              $     (869,000)          $  (1,318,000)
                                                     ---------------------   ---------------------
Other comprehensive (loss) income, net of tax:

  Unrealized gains (losses) on securities:
  Unrealized holding losses arising
   during period, net                                        (26,000)                 (4,000)
  Less: reclassification adjustment losses
   included in net loss, net                                                          11,000
                                                     ---------------------   ---------------------
Other comprehensive (loss) income                            (26,000)                  7,000
                                                     ---------------------   ---------------------
Comprehensive loss                                     $    (895,000)          $  (1,311,000)
                                                     =====================   =====================

          See accompanying notes to consolidated financial statements.

WESTMINSTER CAPITAL, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2003

1.   BASIS OF PRESENTATION

In the opinion of Westminster Capital, Inc. (the "Corporation" or "Westminster"), the accompanying unaudited consolidated financial statements, prepared from the Corporation's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Corporation's financial condition as of June 30, 2003 and December 31, 2002 and the results of operations, cash flows and comprehensive income for the periods ended June 30, 2003 and 2002.

The consolidated financial statements include the accounts of Westminster and its subsidiaries, including a 100% interest in Westland Associates, Inc. ("Westland") and Westminster Sacramento, LLC ("Sacramento"), an 80% interest in One Source Industries, LLC ("One Source"), a 70% interest in Physician Advantage, LLC ("Physician Advantage") and a 74% interest in Logic Technology Group, Inc. d/b/a Matrix Visual Solutions ("Matrix") from February 3, 2002 and a 68% interest in Matrix from acquisition on November 11, 1999 to February 2, 2002.

Physician Advantage ceased operations in October 2002. At September 30, 2002, Physician Advantage was considered a discontinued operation under accounting principles generally accepted in the United States of America. The June 30, 2002 statements of consolidated operations, cash flows, and related notes to the consolidated financial statements have been restated to reflect the operations as a discontinued operation.

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

2.   ACCOUNTING FOR STOCK OPTIONS

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations to account for its stock options plan. These interpretations include Financial Accounting Standards Board Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION AN INTERPRETATION OF APB OPINION NO. 25, issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, and Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which was released in December of 2002 as an amendment to SFAS No. 123. These statements establish accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above.

In accordance with the intrinsic value method, no compensation cost has been recognized for the Company's stock options plan grants in the accompanying financial statements. If the fair value based method had been applied in measuring stock compensation expense under SFAS No. 123, as amended by SFAS No. 148, the pro forma effect on net earnings and net earnings per share would have been as follows:


                                                      Six months ended       Six months ended
                                                       June 30, 2003           June 30, 2002
                                                      ----------------       -----------------
Net loss, as reported                                   $   (869,000)           $ (1,318,000)

Add: Stock based employee compensation expense
included in reported net earnings, not of
related tax benefits                                               -                       -

Deduct: Stock based employee compensation
expense determined under the fair value based
method for all awards, net of related tax
effects                                                       (5,000)                 (7,000)
                                                      ----------------        ----------------
Pro forma net loss                                        $ (874,000)           $ (1,325,000)
                                                      ================        ================

Basic and diluted net loss per common share:
             As reported                                  $    (0.17)           $      (0.26)
                                                      ================        ================
             Pro forma                                    $    (0.17)           $      (0.26)
                                                      ================        ================


                                                     Three months ended      Three months ended
                                                       June 30, 2003            June 30, 2002
                                                      ----------------       ------------------
Net loss, as reported                                     $ (156,000)           $   (788,000)

Add: Stock based employee compensation expense
included in reported net earnings, not of
related tax benefits                                                 -                      -

Deduct: Stock based employee compensation
expense determined under the fair value based
method for all awards, net of related tax effects             (3,000)                       -
                                                      -----------------     -----------------
Pro forma net loss                                        $ (159,000)          $  (788,000)
                                                      =================     =================
Basic and diluted net loss per common share:
             As reported                                  $    (0.03)          $     (0.15)
                                                      =================     =================
             Pro forma                                    $    (0.03)          $     (0.15)
                                                      =================     =================

        3.     SECURITIES AVAILABLE-FOR-SALE

        Securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair value of securities available-for-sale at June 30, 2003 and December 31, 2002 are as follows (dollars in thousands):



                                                              Gross          Gross
                                                           Unrealized      Unrealized      Estimated
                                          Amortized Cost      Gains          Losses       Fair Value
                                         ---------------- -------------- --------------- --------------
       2003:
       U.S. Treasury and Agency
          Securities
          Unrestricted balances                  $ 2,456         $    7   $         (3)       $ 2,460
       Equity Securities                             107             --           (107)            --
                                         ---------------- -------------- --------------- --------------
       Total                                     $ 2,563         $    7      $    (110)       $ 2,460
                                         ================ ============== =============== ==============
       2002:
       U.S. Treasury and Agency
          Securities
          Unrestricted balances                  $ 2,496         $   17      $      --        $ 2,513
       Restricted balances                         4,294             --             --          4,294
       Equity Securities                             555             --            (77)           478
                                         ---------------- -------------- --------------- --------------
       Total                                      $7,345         $   17   $        (77)       $ 7,285
                                         ================ ============== =============== ==============


        Maturities of U.S. Treasury and Agency Securities were as follows at June 30, 2003 (dollars in thousands):


                                           Amortized                  Fair
                                              Cost                   Value
                                         --------------          -------------
       Due within one year                $   2,456               $  2,460
                                         ==============          =============

4.   LOANS RECEIVABLE

In February 2003, the Corporation formed Sacramento for the purpose of acquiring two parcels of land totaling 11.43 acres currently zoned for apartments or condominiums in the West Natomas area of Sacramento. As part of the acquisition, which was completed in February 2003, the seller acquired an option to repurchase the land (the "Option") at a purchase price equal to Sacramento's purchase price less certain scheduled option payments made to Sacramento by the seller during the term of the option ("Option Payments"). The term of the option is 180 days with a first extension of 180 days and a second extension of 90 days. The Corporation is reflecting the cash advance to the seller of $1,542,000, including an additional advance of approximately $25,000 made on June 2, 2003 in accordance with the purchase contract, net of the Option Payments, in loans receivable as of June 30, 2003.

In addition to the Option Payments, the seller is required to make payments every 90 days equal to approximately fifteen percent per annum of Sacramento's investment in the property less any Option Payments made by the seller. During the six months ended June 30, 2003, Sacramento received two payments of $62,000 and $63,000 which were reflective of quarterly interest income accrued.

On July 17, 2002, the Corporation purchased for $1,350,000 ($2,004,000 Canadian) a 31% interest in a promissory note in the principal amount of $6,500,000 Canadian secured by a first mortgage on approximately 256 acres of land zoned for industrial development located in Alberta, Canada, from Paragon Capital Corporation Limited ("Paragon"), an Alberta, Canada loan broker, in connection with the acquisition of the secured loan from the original lender. The loan balance at December 31, 2002, converted to U.S. dollars based on the year-end exchange rates, was approximately $1,264,000. The secured loan was in default at the time of loan purchase and the land was recovered through foreclosure. In January 2003, the land was sold and the principal and interest owing on the promissory note were recovered.

On September 27, 2002, the Corporation purchased for $2,925,000 ($4,500,000 Canadian) a 36% interest in a promissory note with an outstanding balance of $12,500,000 Canadian secured by first mortgages on 188 condominium units located in Calgary, Alberta, Canada, an assignment of rents and sales proceeds from the condominiums, and a personal guarantee from a shareholder of the borrower. The loan balance as of March 31, 2003, converted to US$ based on the quarter ended exchange rates was approximately $3,064,000. In April 2003, the borrower repaid the loan.

On October 31, 2002, the Corporation sold a commercial office building that it had previously acquired through foreclosure and received a purchase-money promissory note in the original principal amount of $4,000,000, which is secured by a first trust deed on the building. The promissory note accrues interest at 7 1/2% per annum, payable monthly, with principal payments of $300,000 due January 1, 2003, and $200,000 due on April 1, 2003, with the balance due on or before September 30, 2004. At June 30, 2003, payment of principal and interest was current and the principal balance was $3,500,000.

On March 3, 2003, the Corporation made a loan in the amount of $1,000,000, secured by a second mortgage, subject to a senior mortgage with a principal balance of $600,000, on a personal residence located in Malibu, California. Interest is payable monthly and principal is due at maturity on March 1, 2005. The loan originally accrued interest at 13% per annum but as of June 30, 2003 it accrues interest at the rate of 18% per annum due to two prior defaults in the payment of interest by the obligor, which resets interest to a higher rate. As of June 30, 2003, payment of principal and interest was current.

On April 25, 2003, the Corporation made a secured loan in the principal amount of $2,500,000 for a term of two years at an interest rate of 10% per annum, with interest payable monthly and principal due at maturity. The loan is secured by 640 acres of land in Bakersfield, California zoned and entitled for residential and commercial development. At June 30, 2003, payment of principal and interest was current.

5.   INVENTORIES

Inventories are valued at the lower of cost (first-in-first-out) or market. Inventories consisted of:


                                                 June 30, 2003   December 31, 2002
              ---------------------------------- -------------- -------------------
              Raw materials                        $156,000           $ 197,000
              Work in process                       571,000             188,000
              Finished goods                        158,000              74,000
                                                 -------------- -------------------
                                                    885,000             459,000
              Inventory reserve                     (81,000)            (53,000)
                                                 -------------- -------------------
              Total                                $804,000           $ 406,000
                                                 -------------- -------------------


6.   GOODWILL

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), GOODWILL AND OTHER INTANGIBLE ASSETS, relating to the treatment of purchased goodwill and other intangibles. The full amount of purchased goodwill relates to One Source Industries, LLC. In accordance with SFAS No. 142, the Corporation ceased amortization of goodwill. Accordingly, no goodwill amortization was recorded during the three or six months ended June 30, 2003 and 2002. As of December 31, 2002, the Corporation completed the required annual assessment of goodwill impairment and determined that none of the recorded goodwill was impaired.

Intangible assets, which are included in other assets, are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from three to five years on a straight-line basis. Amortization expense included in selling, general and administrative expense during the quarters ended June 30, 2003 and June 30, 2002 approximated $12,000 and $5,500, respectively. Amortization expense included in selling, general and administrative expense during the six months ended June 30, 2003 and June 30, 2002 approximated $28,000 and $10,300, respectively. Amortization expense for the fiscal years ending December 31, 2003 and 2004 is estimated to approximate $47,000 per year and amortization expense for the fiscal years ending December 31, 2005 through 2007 is estimated to approximate $10,000 per year.

As of June 30, 2003, goodwill and intangible assets with finite lives, net of accumulated amortization, were as follows:

                                                 Amortization  Historical  Accumulated
                                                    Period        cost     amortization      Net
                                                 ------------- ----------- ------------- -------------
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

Acquired product technology rights:
                         Patents                   5 years      $ 93,000      $ 34,000    $   59,000
                         Customer list             3 years        86,000        43,000        43,000

INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION
                         Goodwill                                                         $6,039,000


7.   NOTES PAYABLE

At June 30, notes payable included bank credit facilities comprised of a term loan to Matrix and a line of credit and term loan to One Source. A margin loan to the Corporation was outstanding during a portion of the quarter ended June 30, 2003.

Prior to May 15, 2003, Matrix had an equipment line of credit in the nominal amount of $2,200,000 that was established in April 2000, had a maturity date of April 2005, required monthly payments of interest only through March 2001, and thereafter was scheduled to amortize in 48 equal monthly payments of principal plus accrued interest computed at the prime interest rate (prime at December 31, 2002 was 4.25%). On May 15, 2003, the equipment line of credit was replaced by a new term loan with the same lender in the principal amount of approximately $965,000, representing the balance owed on the equipment line of credit it replaced. The new term loan matures on May 15, 2004, provides for monthly payments of principal of $30,000 plus interest at a rate equal to the prime interest rate plus 2.5% (prime at June 30, 2003 was 4.0%) and the balance due at maturity. At June 30, 2003, the outstanding principal balance on the new term loan was approximately $904,000 and at December 31, 2002, the outstanding principal balance on the previous equipment line of credit was $1,146,000. The assets of Matrix secure the new term loan.

One Source obtained new financing from a bank in June 2003, to replace the credit facility it had with another bank that matured on April 15, 2003. The new financing consists of a line of credit for working capital purposes with a maximum principal balance of $700,000 and a term loan in the amount of $267,000. The line of credit and the term loan bear interest at the prime rate plus one percent. The line of credit has a maturity date of May 31, 2004. The term loan requires principal payments of $5,563 per month plus interest with the remaining balance payable on May 31, 2005. At June 30, 2003, the outstanding balance on the line of credit was $500,000 and the outstanding balance of the term loan was $267,000.

The margin loan to the Corporation was established to fund the purchase of interests in two real estate mortgage loans in Canada. This loan accrued interest at the Bank of Canada prime rate minus 1/2% and was collateralized by U.S. Treasury investments held at the same institution. During January 2003, the loan was paid down by approximately $1,264,000, which represents the payoff of one of the two real estate mortgage loans. In April 2003, upon receipt of the proceeds from the payoff of the second real estate mortgage loan, the remaining balance of approximately $2,880,000 was repaid.

8.   COMMITMENTS AND CONTINGENCIES

ONE SOURCE INDUSTRIES, LLC V. JAMES R. PLUMB; JAMES R. PLUMB V. ONE SOURCE INDUSTRIES, LLC. ET AL. On March 25, 2003, One Source and its wholly-owned subsidiary, One Source PDF, LLC ("PDF"), filed a complaint against James R. Plumb, a former employee of PDF who resigned from PDF on March 3, 2003, alleging breach of contract, misappropriation of trade secrets, unfair competition, trade libel and related claims connected to Plumb's activities before and after his resignation. On May 2, 2003, Plumb filed a cross-complaint against One Source, PDF; One Source Industries, Inc.; a 20% owner of One Source; and Greg Ritter, vice president-sales of One Source, for breach of contract, fraud and defamation in connection with his employment by PDF and communications with customers following Plumb's resignation. There has been no discovery in the cases to date. This matter was settled in July 2003. No payment was made in either the action brought by One Source or the cross-complaint brought by Plumb. In the settlement, Plumb agreed not to solicit business from certain customers of One Source for a period of five years.

BROWN & BIGELOW, INC. D/B/A HOTLINE PRODUCTS V. ONE SOURCE PDF, LLC. One Source is the defendant in an action in the Federal District Court for the District of Minnesota brought by Brown & Bigelow on March 14, 2003 for breach of contract, seeking damages in the amount of $245,000, for products allegedly purchased from Brown & Bigelow by One Source. One Source moved for dismissal of the action on the basis of lack of jurisdiction in Minnesota. On July 11, 2003, the court ruled that One Source had sufficient contacts with the state of Minnesota to provide a basis for jurisdiction in that state. One Source has answered the complaint with certain affirmative defenses relating to deficiencies in the plaintiff's performance under the contract between the parties and has counterclaimed for unspecified damages for breach of contract, violations of applicable commercial codes, misrepresentation and fraud, unlawful trade practices, unfair competition and misappropriation of trade secrets. While One Source believes that it has defenses to the claims of Brown & Bigelow, the full amount of the plaintiff's claim is reflected in One Source's accounts payable at June 30, 2003.

BARRY BLANK V. WILLIAM BELZBERG, ET AL. On April 19, 2002, a complaint was filed against the Corporation and each member of the Corporation's board of directors in the Delaware Court of Chancery for New Castle County by a shareholder of the Corporation. The lawsuit was filed in response to the Corporation's tender offer to purchase any and all outstanding shares of its common stock at a price of $2.80 per share (the "Offer"). The plaintiff brought this action individually and as a purported class action on behalf of all shareholders of the Corporation. The complaint, as subsequently amended, alleged that the Corporation and the members of the Corporation's board of directors breached their fiduciary duties to the Corporation's shareholders. Specifically the complaint alleged: (a) Westminster's shareholders were denied the opportunity to make a fully informed judgment on a major corporate transaction in which they had to select among their options to hold or tender their stock; (b) the Offer was structured in such a way that it was coercive; and (c) the Offer benefited the fiduciaries at the expense of Westminster's public shareholders.

The complaint sought, among other things, preliminary and permanent injunctive relief prohibiting the Corporation from proceeding and implementing the Offer and, if the Offer was completed, an order rescinding the Offer and awarding damages to the purported class. On May 8, 2002, the Delaware Court of Chancery denied the motion for expedited proceedings filed by the plaintiff and refused to schedule a hearing on the plaintiff's motion for a preliminary injunction, which sought to enjoin the Corporation's Offer. The Offer was closed without resolving the lawsuit. Although Westminster and its directors denied and continue to deny any allegations of wrongdoing, Westminster continued to engage in settlement discussions with the plaintiff following completion of the Offer.

On January 7, 2003, a Stipulation of Settlement ("Settlement") was filed with the Delaware Court of Chancery. On March 7, 2003, the Court of Chancery held a hearing to consider the Settlement. On June 25, 2003, the Court of Chancery entered an Order and Final Judgment approving the Settlement which provides as follows: (i) Westminster will pay each shareholder that tendered common stock in the Offer an additional $0.20 per share (less a pro rata share of attorneys' fees); (ii) Westminster will purchase the common stock owned by Barry Blank, which is represented to be approximately 349,300 shares, for $3.00 per share (less a pro rata share of attorneys' fees); and (iii) William Belzberg, Hyman Belzberg, Greggory Belzberg and Keenan Behrle ("Continuing Shareholders") will contribute their shares of common stock to a newly formed company which will then own in excess of 90% of Westminster's outstanding common stock and the new company will then merge with and into Westminster, and each of the shareholders of Westminster (other than the new company) will be entitled to receive $3.00 per share for their shares of common stock (less a pro rata share of attorneys' fees) and the shareholders of the new company (i.e. the Continuing Shareholders) will receive shares of stock of Westminster. Upon completion of the merger, Westminster will be privately held by the Continuing Shareholders. If any of Westminster's shareholders entitled to receive cash for their shares in the merger object to the price, they may exercise appraisal rights as provided under the Delaware General Corporation Law. The court did not approve the amount of attorneys' fees provided for in the Settlement, reducing the award of fees from $125,000 to $100,000. On July 2, 2003, Mr. Fred Lowenschuss, a Westminster shareholder, filed a Request for Reconsideration of the Order and Final Judgment with the Court of Chancery of the State of Delaware. On July 24, 2003, the court denied Mr. Lowenschuss's Request for Reconsideration. The deadline to timely appeal the Order and Final Judgment expired on July 25, 2003, and no appeals were filed by that date.

PHYSICIAN ADVANTAGE, LLC V. TENET HEALTHCARE CORPORATION AND BROADLANE. In December 2002, Physician Advantage filed a complaint against Tenet Healthcare, Inc. and Broadlane, a subsidiary of Tenet Healthcare. Under a contract between Tenet Healthcare and Access Managed Care, a subsidiary of Physician Advantage, Physician Advantage administered a group purchasing program for physicians associated with hospitals owned or managed by Tenet Healthcare. The contract terminated in September 2002, when Broadlane elected not to renew it. In the complaint, Physician Advantage alleges that it is entitled to continuing payment of fees derived from future purchases made by physicians enrolled in the program prior to expiration of the contract on September 29, 2002. The complaint seeks declaratory relief, an accounting and damages, subject to proof, for breach of contract and interference with contractual relationship. The defendants have responded with a counterclaim alleging breach of contract and fraud and have made certain procedural objections to the complaint. Both parties are conducting initial discovery. No hearings on substantive issues have yet taken place. Management of the Corporation believes the counter claims made by Tenet Healthcare are without merit. The Corporation is unable to determine the likely outcome of its complaint at the present time.

9.   INCOME TAXES

On April 12, 2002, the Corporation received an audit report from the Internal Revenue Service proposing an increase in tax for the 1998 tax year. In December 2002, the Corporation reached a settlement with the Internal Revenue Service with respect to the audit. As a result of the settlement, in the fourth quarter of 2002, the Corporation reduced its deferred income tax liabilities by approximately $1,575,000 and credited the provision for income taxes. Certain tax years remain open for examination by taxing authorities. Management believes there are adequate accruals for potential adjustments that might be asserted with respect to these years.

In March 2002, the Federal "Job Creation and Worker Assistance Act of 2002" (the "Act") was enacted. The Act temporarily extended the general net operating loss carryback period to five years from the previously applicable two years. For the three and six months ended June 30, 2002, the tax benefit includes a $333,000 benefit related to the carryback of a net operating loss incurred by Matrix in 2001.

10.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                           Six months ended     Six months ended
                                                            June 30, 2003        June 30, 2002
                                                          -------------------- --------------------
       Supplemental schedule of cash flow information:
       Interest paid                                         $     85,000              $ 70,000
                                                          ==================== ====================
       Income taxes (received) paid                          $   (362,000)             $ 44,000
                                                          ==================== ====================

       Supplemental schedule of non-cash investing and financing activities:

       Issuance of Note Receivable on the sale of
          real estate acquired through foreclosure           $           -             $675,000
                                                          ==================== ====================
       Unrealized gains (losses) on
       securities available-for-sale                         $    (50,000)             $ 12,000
                                                          ==================== ====================

11.  SEGMENT INFORMATION

Revenues, gross profit and other financial data for continuing operations of the Corporation's industry segments for the three and six months ended June 30, 2003 and 2002 are set forth below. Even though management considers gross profit an important element in the overall evaluation of a business segment, it considers income (loss) before income taxes as the primary measure of profit/loss for each segment. Substantially all revenues are earned in the United States of America (dollars in thousands).

                                              Point-of-
                                              purchase   Equipment             Finance
                                              display     rentals      Group     and
                                                 and        and     purchasing secured
                                              packaging    sales    services   lending (3)    Total
                                              ------------------------------------------------------
        THREE MONTHS ENDED JUNE 30

        2003
        Revenues                                 $ 3,657  $  1,609    $   163   $    329    $ 5,758
        Gross profit                                 626       488        163        329      1,606
        Selling, general and administrative        1,070       529        150        442      2,191
        Depreciation, amortization,                   85        17          5          5        112
        accretion, net (1)
        Interest expense                               4        15          -          -         19
        Segment income (loss)                       (533)      (73)         8       (118)      (716)
        Other income                                   -         -          -        383        383
        Income (loss) before income taxes (2)       (533)      (73)         8        265       (333)
        Total assets                            $ 10,683   $ 2,966     $  487   $ 21,785    $35,921

        2002

        Revenues                                $  5,313   $ 1,599     $  139      $  89    $ 7,140
        Gross profit                               1,927       520        139         89      2,675
        Selling, general and administrative (4)    1,341       648        234      1,025      3,248
        Depreciation, amortization,                   25        19          8          2         54
        accretion, net (1)
        Interest expense                               6        22          1          -         29
        Segment income (loss)                        555      (169)      (104)      (938)      (656)
        Other loss                                     -         -          -       (286)      (286)

        Income (loss) before income taxes (2)        555      (169)      (104)    (1,224)      (942)
        Capital expenditures                         294       138          -          -        432
        Total assets                            $ 12,384   $ 4,100     $  476   $ 21,352     $38,312

        SIX MONTHS ENDED JUNE 30

        2003

        Revenues                                $  6,349   $ 3,139     $  307   $    516    $10,311
        Gross profit                               1,283       922        307        516      3,028
        Selling, general and administrative        2,510     1,011        319        873      4,713
        Depreciation, amortization,                  161        33         14          9        217
        accretion, net (1)
        Interest expense                              41         6          1         30         78
        Segment loss                              (1,429)     (128)       (27)      (396)    (1,980)
        Other income                                   -         -          -        305        305
        Loss before income taxes (2)              (1,429)     (128)       (27)       (91)    (1,675)
        Capital expenditures                          11       127          -          7        145
        Total assets                            $ 10,683   $ 2,966     $  487   $ 21,785    $35,921

        2002

        Revenues                                $  8,228   $ 3,292     $  282   $    218    $12,020
        Gross profit                               2,804     1,125        282        218      4,429
        Selling, general and administrative (4)    2,868     1,387        464      1,702      6,421
        Depreciation, amortization,
        accretion, net (1)                           104        37         17          4        162
        Interest expense                              18        49          3          -         70
        Segment loss                                (186)     (348)      (202)    (1,488)    (2,224)
        Other loss                                     -         -          -       (201)      (201)
        Loss before income taxes  (2)               (186)     (348)      (202)    (1,689)    (2,425)
        Capital expenditures                         904       258          -          -      1,162
        Total assets                            $ 12,384   $ 4,100     $  476   $ 21,352    $38,312
                                                --------   --------   --------  --------  -----------

---------------
(1)  Excludes depreciation and amortization charged to cost of sales.

(2) Income (loss) before taxes represents income (loss) before taxes, minority interests and discontinued operations.

(3)  Finance and secured lending includes corporate activities.

(4) Includes tender offer expenses of $33,000 for the three and six months ended June 30, 2003 and $620,000 and $642,000 for the three and six months ended June 30, 2002, respectively.



12.  NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, and is calculated on the basis of the weighted average number of common shares outstanding during each period for basic earnings per share plus the additional dilutive effect of common stock equivalents for diluted earnings per share. The dilutive effect of outstanding stock options is calculated using the treasury stock method. Due to the Corporation incurring losses for the three and six months ended June 30, 2003 and 2002, no dilutive effect has been calculated.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS REGARDING VARIOUS ASPECTS OF WESTMINSTER'S BUSINESS AND AFFAIRS, INCLUDING STATEMENTS ABOUT THE ADEQUACY OF COLLATERAL FOR LOANS IN DEFAULT AND THE FUTURE CASH NEEDS OF THE CORPORATION. THE WORDS "EXPECT," "ESTIMATE," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. STATEMENTS ABOUT FUTURE EARNINGS AND REVENUES AND THE ADEQUACY OF CASH RESOURCES FOR FUTURE NEEDS ARE UNCERTAIN BECAUSE OF THE UNPREDICTABILITY OF FUTURE EVENTS AFFECTING SUCH STATEMENTS. STATEMENTS ABOUT THE ADEQUACY OF REAL ESTATE COLLATERAL INVOLVE PREDICTIONS AS TO WHAT A BUYER WILL BE WILLING TO PAY FOR THE PROPERTY IN THE FUTURE, WHICH CANNOT BE KNOWN WITH CERTAINTY. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. WESTMINSTER UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations discusses the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimated under different assumptions or conditions. Management's beliefs regarding significant accounting policies have not changed significantly from those disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES

Our revenues decreased by $1,382,000 or 19.3% from $7,140,000 for the quarter ended June 30, 2002 to $5,758,000 for the quarter ended June 30, 2003.

Revenues reported under "Sales to packaging customers" in the Consolidated Statements of Operations, reflecting the operations of One Source, decreased 31% during the quarter ended June 30, 2003 compared to the second quarter of the prior year. This decrease is due to declines in sales of temporary packaging displays and other point-of-purchase packaging products resulting from both a slowdown in its customers' product shipments and loss of orders from its customers related to lower retail demand.

Revenues reported under "Equipment rental and sales" in the Consolidated Statements of Operations, representing the operations of Matrix, increased nominally during the quarter ended June 30, 2003, compared to the second quarter of the prior year, reflecting continuing downward pressure on equipment rentals and rental prices. This is due in large measure to increased competition and the general economic slowdown in business including conventions, trade shows and other events.

"Group purchasing revenues" reflect the operations of Westland. Prior year results have been restated to reflect Physician Advantage as a discontinued operation. Revenues of Westland represented by gross sales less cost of sales, reported on a net basis, increased by 17% due to both an increase in gross sales and a reduction in cost of sales.

Finance and secured lending revenues for the quarter ended June 30, 2003 were $329,000, compared to $89,000 for the second quarter of 2002, due to an increase in interest income from loans as a result of higher loans receivable balances in 2003 compared to 2002.

GROSS PROFIT

Our gross profit decreased by $1,069,000 or 40.0% from $2,675,000 for the quarter ended June 30, 2002 to $1,606,000 for the quarter ended June 30, 2003.

Gross profit generated by One Source was $626,000 in 2003 compared to $1,927,000 in 2002. Gross profit as a percentage of revenues decreased from 36.2% for the quarter ended June 30, 2002 to 17.1% for the current quarter. This decrease in margin is due to the decrease in revenues between the quarter ended June 30, 2003 and the quarter ended June 30, 2002, with consistent manufacturing overhead cost of sales, and the completion of certain orders with margins below those customarily targeted by One Source.

Gross profit generated by Matrix was $488,000 in the second quarter of 2003, compared to $520,000 in the second quarter of 2002. Gross profit as a percentage of revenues decreased to 30.3% for the quarter ended June 30, 2003 from 32.5% for the quarter ended June 30, 2002. Cost of sales for this segment of $1,121,000 for the quarter ended June 30, 2003 and $1,079,000 for the quarter ended June 30, 2002 includes depreciation of approximately $245,000 and $280,000, respectively. The deterioration in margin in the quarter ended June 2003 was due to increased cost of sales for staging projects partially offset by a decline in depreciation expense and equipment maintenance expense.

Group purchasing revenues and finance and secured lending revenues are net revenues earned from group purchasing services and finance and secured lending activities, respectively, and as such, represent the gross profits earned by these business segments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $1,057,000 from $3,248,000 for the quarter ended June 30, 2002 to $2,191,000 for the quarter ended June 30, 2003.

Selling, general and administrative expenses for One Source were $1,070,000 for the quarter ended June 30, 2003 compared to $1,341,000 for the quarter ended June 30, 2002. The decrease in expense is largely attributable to the initiation late in the first quarter of 2003 of a management strategy to reduce overhead, including personnel and expense reductions consistent with sales levels experienced by One Source during the quarter ended June 30, 2003.

Selling, general and administrative expenses for Matrix were $529,000 for the quarter ended June 30, 2003 compared to $648,000 for the quarter ended June 30, 2002. Reductions in overhead made in response to a lower level of business activity, particularly payroll and advertising and promotions, in 2003 compared to 2002, were significant factors contributing to this decline. The reductions were partially offset by increases in workers' compensation premiums in California.

Selling, general and administrative expenses for the group purchasing segment were $150,000 for the quarter ended June 30, 2003 compared to $234,000 for the quarter ended June 30, 2002. This reduction in expense is due mainly to lower payroll costs during the current quarter attributable to reductions in sales and administrative personnel.

Selling, general and administrative expenses for the finance and secured lending segment were $442,000 for the quarter ended June 30, 2003 compared to $1,025,000 for the quarter ended June 30, 2002. Lower professional fees in the current quarter account for most of this reduction in expense.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $54,000 for the three months ended June 30, 2002 to $112,000 for the three months ended June 30, 2003. This increase is due to additional purchases of property and equipment, subsequent to June 30, 2002.

OTHER INCOME

Other income of $383,000 for the three months ended June 30, 2003, consists principally of gain on the sale of equity securities acquired on the exercise of warrants held by the Corporation. Other loss of $286,000 for the quarter ended June 30, 2002, consists of unrealized losses on investments in limited partnerships that invest in securities and a permanent impairment write-down on an equity security, partially offset by a gain on a derivative instrument.

INCOME TAX

An income tax benefit of $96,000 was recorded for the three months ended June 30, 2003. This benefit represents a combined federal and state effective tax rate of 28.8%.

For the comparable period in 2002, an income tax benefit of $157,000 was recorded, representing a 16.6% effective tax rate. In 2002, the effective rate of benefit was lower than the statutory rate due to permanent tax differences as a result of non-deductible tender offer expenses.

MINORITY INTERESTS

The minority interests' share in the net loss for the quarter ended June 30, 2003 of $81,000 consists of the net loss attributable to the minority shareholder of Matrix of $12,000 and the net loss attributable to the minority shareholder of One Source of $69,000.

The minority interests' share in the net loss for the quarter ended June 30, 2002 consists of net income attributable to the minority interests of $34,000 composed of the minority interest share in the net income of One Source of $63,000, offset by the minority interest share in the net loss of Matrix of $29,000.

DISCONTINUED OPERATIONS

In June 2002, Physician Advantage received notice from Broadlane, a subsidiary of Tenet Healthcare, Inc., of its election not to renew the contract scheduled to expire on September 29, 2002, pursuant to which Physician Advantage provided customer management services for Tenet's program for medical and surgical supply sales to physicians. Revenues generated under the contract represented substantially all of Physician Advantage's revenues. Accordingly, the operations of Physician Advantage ceased in October 2002 and the results of operations for this business are reported as a discontinued operation for all periods presented.

NET LOSS

During the quarter ended June 30, 2003, we incurred a net loss of $156,000 compared to a net loss of $788,000 for the three months ended June 30, 2002. Basic earnings (loss) per share were $(.03) in 2003 versus $(.13) in 2002.

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES

Our revenues decreased by $1,709,000 or 14.2% from $12,020,000 for the six months ended June 30, 2002 to $10,311,000 for the six months ended June 30, 2003.

Revenues reported under "Sales to packaging customers" in the Consolidated Statements of Operations, reflecting the operations of One Source, decreased 22.8% during the six months ended June 30, 2003 compared to the corresponding six month period of the prior year. This decrease is due to decreases in sales of temporary packaging displays and other point-of-purchase packaging products resulting from both a slowdown in its customers' product shipments and loss of orders from its customers related to lower retail demand.

Revenues reported under "Equipment rental and sales" in the Consolidated Statements of Operations, representing the operations of Matrix decreased 4.6% during the six months ended June 30, 2003 compared to the first six months of the prior year, reflecting continuing downward pressure on equipment rentals and rental prices, particularly in wholesale rentals, due in large measure to increased competition and the general economic slowdown in business including conventions, trade shows and other events.

"Group purchasing revenues" reflect the operations of Westland. Prior year results have been restated to reflect Physician Advantage as a discontinued operation. Revenues of Westland represented by gross sales less cost of sales, reported on a net basis, increased by 8.8% due to both an increase in gross sales and a reduction in cost of sales.

Finance and secured lending revenues for the first six months of 2003 increased from $218,000, for the six month period ended June 30, 2002, to $516,000, for the six month period ended June 30, 2003, due to an increase in interest income from loans as a result of higher loans receivable balances in 2003, compared to 2002.

GROSS PROFIT

Our gross profit decreased by $1,401,000 or 31.6% from $4,429,000 for the six months ended June 30, 2002 to $3,028,000 for the six months ended June 30, 2003.

Gross profit generated by One Source was $1,283,000 in 2003 compared to $2,804,000 in 2002. Gross profit as a percentage of revenues decreased from 34.1% for the six months ended June 30, 2002 to 20.2% for the current six month period. This decrease in margin is due to the decrease in revenues between the six months ended June 30, 2003 and the six months ended June 30, 2002, with consistent manufacturing overhead cost of sales, and the completion of certain orders with margins below those customarily targeted by One Source.

Gross profit generated by Matrix was $922,000 for the six months ended June 30, 2003 compared to $1,125,000 for the six months ended June 30, 2002. Gross profit as a percentage of revenues decreased to 29.4% for the six months ended June 30, 2003 from 34.2% for the six months ended June 30, 2002. Cost of sales for this segment of $2,217,000 for the six months ended June 30, 2003 and $2,167,000 for the six months ended June 30, 2002 includes depreciation of approximately $494,000 and $555,000, respectively. The deterioration in margin in the six months ended June 30, 2003 was due to a decrease in rental revenue and consistent cost of sales.

Group purchasing revenues and finance and secured lending revenues are net revenues earned from group purchasing services and finance and secured lending activities, respectively, and as such, represent the gross profits earned by these business segments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $1,708,000 from $6,421,000 for the six months ended June 30, 2002 to $4,713,000 for the six months ended June 30, 2003.

Selling, general and administrative expenses for One Source were $2,510,000 for the six months ended June 30, 2003 compared to $2,868,000 for the six months ended June 30, 2002. The decrease in expense is largely attributable to the initiation, late in the first quarter of 2003, of a management strategy to reduce overhead, including personnel and expense reductions, to down-size overhead expenses, consistent with sales levels experienced by One Source during the six months ended June 30, 2003.

Selling, general and administrative expenses for Matrix were $1,011,000 for the six months ended June 30, 2003 compared to $1,387,000 for the six months ended June 30, 2002. Reductions in overhead made in response to a lower level of business activity, particularly payroll and advertising and promotions in 2003 compared to 2002, were significant factors contributing to this decline. The reductions were partially offset by increases in workers' compensation premiums in California.

Selling, general and administrative expenses for the group purchasing segment were $319,000 for the six months ended June 30, 2003 compared to $464,000 for the six months ended June 30, 2002. This reduction in expense is due mainly to lower payroll costs during the current six month period attributable to reductions in sales and administrative personnel.

Selling, general and administrative expenses for the finance and secured lending segment were $873,000 for the six months ended June 30, 2003 compared to $1,702,000 for the six months ended June 30, 2002. Lower professional fees in the current six month period account for most of this reduction in expense. The prior year period included $642,000 in professional fees relating to the tender offer made by the corporation for its stock.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $162,000 for the six months ended June 30, 2002 to $217,000 for the six months ended June 30, 2003. This increase is due to additional purchases of property and equipment, subsequent to June 30, 2002.

OTHER INCOME

Other income of $305,000 for the six months ended June 30, 2003 consists of gain on the sale of equity securities acquired on the exercise of warrants held by the Corporation and receipt of fees for a financing. Other loss for the six months ended June 30, 2002 of $201,000 consists of unrealized losses on investments in limited partnerships that invest in securities and a permanent impairment write-down on an equity security, partially offset by a gain on a derivative instrument.

INCOME TAX

An income tax benefit of $606,000 was recorded for the six months ended June 30, 2003. This benefit represents a combined federal and state effective tax rate of 36.1%.

For the comparable period in 2002, an income tax benefit of $1,044,000 was recorded, representing a 43.1% effective tax rate. In 2002, the effective rate of benefit was higher than the statutory rate primarily due to tax benefits related to the carryback of a net operating loss incurred by Matrix in 2001, resulting from the change in the Federal tax law. Excluding this prior period benefit, the effective tax benefit was 29.3%. This effective benefit rate is lower than the statutory rate due to permanent tax differences as a result of non-deductible tender offer expenses.

MINORITY INTERESTS

The minority interests' share in the net loss for the six months ended June 30, 2003 of $200,000 consists of the net loss attributable to the minority shareholder of Matrix of $26,000 and the net loss attributable to the minority shareholder of One Source of $174,000.

In the six months ended June 30, 2002, the minority interests' share in the net losses was $1,000, comprised of the minority interest share in the net loss of One Source of $22,000, offset by the minority interest share in the net income of Matrix of $21,000.

DISCONTINUED OPERATIONS

In June 2002, Physician Advantage received notice from Broadlane, a subsidiary of Tenet Healthcare, Inc., of its election not to renew the contract scheduled to expire on September 29, 2002, pursuant to which Physician Advantage provided customer management services for Tenet's program for medical and surgical supply sales to physicians. Revenues generated under the contract represented substantially all of Physician Advantage's revenues. Accordingly, the operations of Physician Advantage ceased in October 2002 and the results of operations for this business are reported as a discontinued operation for all periods presented.

NET LOSS

During the six months ended June 30, 2003, we incurred a net loss of $869,000 compared to a net loss of $1,318,000 for the six months ended June 30, 2002. Basic earnings (loss) per share were $(.17) in 2003 versus $(.19) in 2002.

FINANCIAL CONDITION

LOANS RECEIVABLE

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

Westminster's loans receivable were $8,576,000 and $8,101,000 at June 30, 2003 and December 31, 2002, respectively.

BORROWINGS

At June 30, 2003, $1,713,000 was owed under various debt agreements, of which $904,000 represents amounts owed by Matrix under term loans and $500,000 and $267,000 represent amounts owed by One Source under a line of credit and a term loan, respectively.

Prior to May 15, 2003, Matrix had an equipment line of credit in the nominal amount of $2,200,000 that was established in April 2000, had a maturity date of April 2005, required monthly payments of interest only through March 2001, and thereafter was scheduled to amortize in 48 equal monthly payments of principal plus accrued interest computed at the prime interest rate (prime was 4.25% at December 31, 2002). On May 15, 2003, the equipment line of credit was replaced by a new term loan with the same lender in the principal amount of approximately $965,000, representing the balance owed on the equipment line of credit it replaced. The new term loan matures on May 15, 2004, provides for monthly payments of principal of $30,000 plus interest at a rate equal to the prime interest rate plus 2.5% (prime was 4.0% at June 30, 2003) and the balance due at maturity. At June 30, 2003, the outstanding principal balance on the new term loan was approximately $904,000 and at December 31, 2002, the outstanding principal balance on the previous equipment line of credit was $1,146,000. The assets of Matrix secure the new term loan.

One Source obtained new financing from a bank in June 2003, to replace the credit facility it had with another bank that matured on April 15, 2003. The new financing consists of a line of credit for working capital purposes with a maximum principal balance of $700,000 and a term loan in the amount of $267,000. The line of credit and the term loan bear interest at the prime rate plus one percent. The line of credit has a maturity date of May 31, 2004. The term loan requires principal payments of $5,563 per month with the remaining balance payable on May 31, 2005. At June 30, 2003, the outstanding balance on the line of credit was $500,000 and the outstanding balance of the term loan was $267,000.

Other borrowings include various capitalized leases and other debt owed by the various subsidiaries of the Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $8,699,000 at June 30, 2003, most of which was invested in top-tier investment grade commercial paper. Additionally, Westminster held U.S. Government and Agency securities with a market value of $2,463,000 at June 30, 2003.

Westminster's uses of cash during the six months included $5,075,000 in loan originations, $4,769,000 in debt repayments and $145,000 in purchases of property and equipment. Operations consumed $1,356,000 in cash during the six months ended June 30, 2003.

Westminster's sources of cash during the six months included $5,039,000 in net proceeds from the sale and maturities of securities offset by the purchase of securities, $778,000 in borrowings and $4,600,000 in collections on notes receivable.

In the opinion of management, the Corporation has sufficient cash and liquid assets to fund its growth and operating plans for the foreseeable future.

CONTRACTUAL OBLIGATIONS

There have been no significant increases in the Corporation's contractual obligations as of June 30, 2003 from those disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. During the quarter ended June 30, 2003, One Source replaced its line of credit and term loan with a new line of credit and a new term loan and Matrix replaced its line of credit with a term loan.

MARKET RISK

Westminster is exposed to certain market risks, which are inherent in the Corporation's financial instruments and arise from transactions entered into in the normal course of business. Westminster has not entered into and does not enter into derivative financial instruments for speculative purposes. A discussion of the Corporation's primary market risk disclosure in financial instruments is presented below and should be read in conjunction with the forward-looking statement included herein.

Westminster is subject to interest rate risk on its marketable securities portfolio and loans receivable. The marketable securities portfolio matures in less than one year. The loan receivable portfolio is comprised of fixed rate loans.

RECENTLY ISSUED ACCOUNTING STANDARDS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 148 ("SFAS No. 148"), ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, was issued in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2003. The required disclosures for interim financial statements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations (Part 1, Item 2).

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ONE SOURCE INDUSTRIES, LLC V. JAMES R. PLUMB; JAMES R. PLUMB V. ONE SOURCE INDUSTRIES, LLC. ET AL. On March 25, 2003, One Source and its wholly-owned subsidiary, One Source PDF, LLC ("PDF"), filed a complaint against James R. Plumb, a former employee of PDF who resigned from PDF on March 3, 2003, alleging breach of contract, misappropriation of trade secrets, unfair competition, trade libel and related claims connected to Plumb's activities before and after his resignation. On May 2, 2003, Plumb filed a cross-complaint against One Source, PDF; One Source Industries, Inc.; a 20% owner of One Source; and Greg Ritter, vice president-sales of One Source, for breach of contract, fraud and defamation in connection with his employment by PDF and communications with customers following Plumb's resignation. There has been no discovery in the cases to date. This matter was settled in July 2003. No payment was made in either the action brought by One Source or the cross-complaint brought by Plumb. In the settlement, Plumb agreed not to solicit business from certain customers of One Source for a period of five years.

BROWN & BIGELOW, INC. D/B/A HOTLINE PRODUCTS V. ONE SOURCE PDF, LLC. One Source is the defendant in an action in the Federal District Court for the District of Minnesota brought by Brown & Bigelow on March 14, 2003 for breach of contract, seeking damages in the amount of $245,000, for products allegedly purchased from Brown & Bigelow by

One Source. One Source moved for dismissal of the action on the basis of lack of jurisdiction in Minnesota. On July 11, 2003, the court ruled that One Source had sufficient contacts with the state of Minnesota to provide a basis for jurisdiction in that state. One Source has answered the complaint with certain affirmative defenses relating to deficiencies in the plaintiff's performance under the contract between the parties and has counterclaimed for unspecified damages for breach of contract, violations of applicable commercial codes, misrepresentation and fraud, unlawful trade practices, unfair competition and misappropriation of trade secrets. While One Source believes that it has defenses to the claims of Brown & Bigelow, the full amount of the plaintiff's claim is reflected in One Source's accounts payable at June 30, 2003.

BARRY BLANK V. WILLIAM BELZBERG, ET AL. On April 19, 2002, a complaint was filed against the Corporation and each member of the Corporation's board of directors in the Delaware Court of Chancery for New Castle County by a shareholder of the Corporation. The lawsuit was filed in response to the Corporation's tender offer to purchase any and all outstanding shares of its common stock at a price of $2.80 per share (the "Offer"). The plaintiff brought this action individually and as a purported class action on behalf of all shareholders of the Corporation. The complaint, as subsequently amended, alleged that the Corporation and the members of the Corporation's board of directors breached their fiduciary duties to the Corporation's shareholders. Specifically the complaint alleged: (a) Westminster's shareholders were denied the opportunity to make a fully informed judgment on a major corporate transaction in which they had to select among their options to hold or tender their stock; (b) the Offer was structured in such a way that it was coercive; and (c) the Offer benefited the fiduciaries at the expense of Westminster's public shareholders.

The complaint sought, among other things, preliminary and permanent injunctive relief prohibiting the Corporation from proceeding and implementing the Offer and, if the Offer was completed, an order rescinding the Offer and awarding damages to the purported class. On May 8, 2002, the Delaware Court of Chancery denied the motion for expedited proceedings filed by the plaintiff and refused to schedule a hearing on the plaintiff's motion for a preliminary injunction, which sought to enjoin the Corporation's Offer. The Offer was closed without resolving the lawsuit. Although Westminster and its directors denied and continue to deny any allegations of wrongdoing, Westminster continued to engage in settlement discussions with the plaintiff following completion of the Offer.

On January 7, 2003, a Stipulation of Settlement ("Settlement") was filed with the Delaware Court of Chancery. On March 7, 2003, the Court of Chancery held a hearing to consider the Settlement. On June 25, 2003, the Court of Chancery entered an Order and Final Judgment approving the Settlement which provides as follows: (i) Westminster will pay each shareholder that tendered common stock in the Offer an additional $0.20 per share (less a pro rata share of attorneys' fees); (ii) Westminster will purchase the common stock owned by Barry Blank, which is represented to be approximately 349,300 shares, for $3.00 per share (less a pro rata share of attorneys' fees); and (iii) William Belzberg, Hyman Belzberg, Greggory Belzberg and Keenan Behrle ("Continuing Shareholders") will contribute their shares of common stock to a newly formed company which will then own in excess of 90% of Westminster's outstanding common stock and the new company will then merge with and into Westminster, and each of the shareholders of Westminster (other than the new company) will be entitled to receive $3.00 per share for their shares of common stock (less a pro rata share of attorneys' fees) and the shareholders of the new company (i.e. the Continuing Shareholders) will receive shares of stock of Westminster. Upon completion of the merger, Westminster will be privately held by the Continuing Shareholders. If any of Westminster's shareholders entitled to receive cash for their shares in the merger object to the price, they may exercise appraisal rights as provided under the Delaware General Corporation Law. The court did not approve the amount of attorneys' fees provided for in the Settlement, reducing the award of fees from $125,000 to $100,000. On July 2, 2003, Mr. Fred Lowenschuss, a Westminster shareholder, filed a Request for Reconsideration of the Order and Final Judgment with the Court of Chancery of the State of Delaware. On July 24, 2003, the court denied Mr. Lowenschuss's Request for Reconsideration. The deadline to timely appeal the Order and Final Judgment expired on July 25, 2003, and no appeals were filed by that date.

PHYSICIAN ADVANTAGE, LLC V. TENET HEALTHCARE CORPORATION AND BROADLANE. In December 2002, Physician Advantage filed a complaint against Tenet Healthcare, Inc. and Broadlane, a subsidiary of Tenet Healthcare. Under a contract between Tenet Healthcare and Access Managed Care, a subsidiary of Physician Advantage, Physician Advantage administered a group purchasing program for physicians associated with hospitals owned or managed by Tenet Healthcare. The contract terminated in September 2002, when Broadlane elected not to renew it. In the complaint, Physician Advantage alleges that it is entitled to continuing payment of fees derived from future purchases made by physicians enrolled in the program prior to expiration of the contract on September 29, 2002. The complaint seeks declaratory relief, an accounting and damages, subject to proof, for breach of contract and interference with contractual relationship. The defendants have responded with a counterclaim alleging breach of contract and fraud and have made certain procedural objections to the complaint. Both parties are conducting initial discovery. No hearings on substantive issues have yet taken place. Management of the Corporation believes the counter claims made by Tenet Healthcare are without merit. The Corporation is unable to determine the likely outcome of its complaint at the present time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 99-1 - Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2003.

          Exhibit 99-2 - Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. section 1350 dated August 13, 2003.

     (b) Westminster filed with the Commission on June 27, 2003, a Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 2003                    WESTMINSTER CAPITAL, INC.
                                            (Registrant)


                                           By  /s/ William Belzberg
                                           --------------------------------
                                             William Belzberg,
                                             Chairman of the Board of
                                             Directors and Chief
                                             Executive Officer


                                           By  /s/ Keenan Behrle
                                           --------------------------------
                                             Keenan Behrle
                                             Executive Vice President,
                                             Chief Financial Officer
                                             and Principal Accounting Officer